Form 10QSB
period 2000-05-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2000-08-24
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended May 31, 2000
                           ------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  0-29603
                                       ------

                  PROCESS TECHNOLOGY SYSTEMS, INC.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

       NEVADA                                            Applied for
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     6371 Richmond, #200
                     Houston, Texas 77057
                   -------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (713) 266-8005

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              May 31, 2000

                          Common - 13,345,240 shares
                         Preferred - 201,620 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                May 31, 2000 and November 30, 1999

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 May 31,       November 30,
                                                 2000             1999
                                                (Unaudited)
CURRENT ASSETS                           $             -     $         -

 Total Current Assets                                  -               -

 TOTAL ASSETS                            $             -     $         -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $           3,664   $      18,661

  Total Liabilities                                  3,664          18,661

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred
  shares, at $0.25 par value: 291,620 shares
  issued and outstanding                            72,905          72,905
 Common stock authorized 25,000,000 common shares
  at $0.002 par value: 13,345,240 shares issued and
  outstanding                                       26,690          14,290
 Capital in excess of par value                    180,823         175,627
 Deficit accumulated during the development stage (284,082)       (281,483)

  Total Stockholders' Equity (Deficit)              (3,664)        (18,661)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             -      $        -

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                   From
                              For the                           Inception on
                              Six Months                        May 12, 1987
                                Ended     For the Years Ended      Through
                               May 31,         November 30,        May 31,
                               2000      1999            1998       2000
                             (Unaudited)                         (Unaudited)
REVENUES                     $      -     $     -      $      -   $    -

EXPENSES

 General and administrative       2,599      16,298         2,363    284,082

  Total Expenses                  2,599      16,298         2,363    284,082

NET LOSS              $          (2,599)  $ (16,298)    $  (2,363)$ (284,082)

BASIC LOSS PER SHARE  $           (0.00)  $   (0.00)    $   (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES             8,364,912   7,145,240     7,145,240

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                    Deficit
                                                                  Accumulated
                                                       Additional During the
                        Common Stock  Preferred Stock   Paid-in   Development
                     Shares    Amount Shares   Amount   Capital     Stage
Balance, May 12, 1987 6,500,000 $13,000      -    $    -  $175,627 $     -

February 18, 1988,
common stock issued
for services at
$0.002 per share        583,240   1,166      -         -       -         -

February 18, 1988,
preferred stock issued
for services at $0.25
per share                   -       -   291,620     72,905     -         -

June 9, 1988, common
stock issued for
services valued at
$0.002 per share         50,000     100      -         -       -         -

March 30, 1990, common
stock issued for
services, valued at
$0.002 per share         12,000      24      -         -       -         -

Net loss from inception
on May 12, 1987 through
November 30, 1996           -       -        -         -       -    (262,822)

Balance, November 30,
1996                  7,145,240  14,290  291,620    72,905 175,627  (262,822)

Net loss for the year
ended November 30, 1997     -       -        -         -       -         -

Balance, November 30,
1997                  7,145,240  14,290  291,620    72,905 175,627  (262,822)

Net loss for the year
ended November 30, 1998     -       -        -         -       -      (2,363)

Balance, November 30,
1998                  7,145,240  14,290  291,620    72,905 175,627  (265,185)

Net loss for the year
ended November 30, 1999     -       -        -         -       -     (16,298)

Balance, November 30,
1999                  7,145,240 $14,290  291,620   $72,905$175,627 $(281,483)

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
                                                                    Deficit
                                                                  Accumulated
                                                       Additional During the
                        Common Stock  Preferred Stock   Paid-in   Development
                     Shares    Amount Shares   Amount   Capital     Stage
Balance, November 30,
1999                  7,145,240 $14,290  291,620  $72,905 $175,627 $(281,483)

January 5, 2000,
common stock issued
for debt valued at
$0.002 per share
(unaudited)           6,200,000  12,400      -        -        -         -

Contributed capital
(unaudited)                 -       -        -        -      5,196       -

Net loss for the six
months ended May 31,
2000 (unaudited)            -       -        -        -        -      (2,599)

Balance, May 31, 2000
(unaudited)          13,345,240 $26,690  291,620  $72,905 $180,823 $(284,082)

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                   From
                              For the                           Inception on
                              Six Months                        May 12, 1987
                                Ended     For the Years Ended      Through
                               May 31,         November 30,        May 31,
                               2000      1999            1998       2000
                             (Unaudited)                         (Unaudited)
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                   $ (2,599)     $(16,298)   $ (2,363)  $(284,082)
 Issuance of stock for
 services                        -             -           -       275,222
 Changes in operating asset
 and liability accounts:
   Increase (decrease) in
    accounts payable          (2,597)       16,298       2,363       3,664

   Net Cash (Used) by
    Operating Activities      (5,196)          -           -        (5,196)

CASH FLOWS FROM INVESTING
 ACTIVITIES                      -             -           -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Contributed capital           5,196           -           -         5,196

   Net Cash Provided by
   Financing Activities        5,196           -           -         5,196

NET INCREASE (DECREASE)
 IN CASH                         -             -           -           -

CASH AT BEGINNING
 OF PERIOD                       -             -           -           -

CASH AT END OF PERIOD    $       -        $    -      $    -      $    -

Cash Payments For:

 Income taxes            $       -        $    -      $    -      $    -
 Interest                $       -        $    -      $    -      $    -

NON-CASH INVESTING AND
 FINANCING ACTIVITIES

 Common stock issued for
 debt                    $    12,400      $    -      $    -      $ 12,400
 Common stock issued for
 services                $       -        $    -      $    -      $275,222

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                May 31, 2000 and November 30, 1999


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2000 and November 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 audited financial statements. The results of operations for periods ended May 31, 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  MATERIAL EVENTS

       On January 5, 2000, the Company issued 6,200,000 shares of common stock at $0.002 per share to officers and shareholders for services and expenses paid by officers which were also recorded as accounts payable at November 30, 1999, shares issued in January reduced previous period accounts payable by $12,400.

NOTE 3 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management is actively pursuing a operating company in which to merge with. In the interim, the Company intends to pay costs incurred through funds contributed by shareholders.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's Board of Directors intends to examine various industries in which the Company may conduct business operations, and then adopt a Business Plan detailing the necessary capital and requirements to engage in that industry.


          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing, which may be advanced by management or principal stockholders as loans to the Company. Any such sums should be nominal.

Results of Operations.
---------------------

          At May 31, 2000, the Company had $0 in assets and $3,664 in
liabilities.   The Company had no revenues for the six months ended May 31,
2000, with $2,599 in expenses, for a net loss of ($2,599).

          The Company incurred losses of ($2,599) for the period ended May 31, 2000. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
---------

          At May 31, 2000, the Company had no current assets, with total current liabilities of $3,664. Total stockholder's equity was ($3,664).

          During the period ended May 31, 2000, capital contributions by a principal stockholder amounted to $5,916.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.


          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-SB Registration Statement, as amended, filed with the Securities and Exchange Commission on February 18, 2000.

          (b)  Reports on Form 8-K.

               None; not applicable.
         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 8/24/2000                          By/s/William A. Silvey, Jr.
      ---------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 8/24/2000                          By/s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary