Form 10QSB
period 2000-08-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2000-10-17
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2000
                           ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  0-29603
                                       ------

                  PROCESS TECHNOLOGY SYSTEMS, INC.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

       NEVADA                                            91-2070995
-------------------------------                   --------------------------
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

                              August 31, 2000

                          Common - 13,345,240 shares
                         Preferred - 291,620 shares

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

              August 31, 2000 and November 30, 1999

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                August 31,      November 30,
                                                 2000               1999
                                                (Unaudited)

CURRENT ASSETS                           $             -       $          -

 Total Current Assets                                  -                  -

 TOTAL ASSETS                            $             -       $          -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $              1,108  $     18,661

  Total Liabilities                                     1,108        18,661

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred shares,
  at $0.25 par value: 291,620 shares issued and
  outstanding                                          72,905        72,905
 Common stock authorized 25,000,000 common shares
  at $0.002 par value: 13,345,240 shares issued and
  outstanding                                          26,690        14,290
 Capital in excess of par value                       184,487       175,627
 Deficit accumulated during the development stage    (285,190)     (281,483)

  Total Stockholders' Equity (Deficit)                 (1,108)      (18,661)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             -       $          -

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                                For the         For the          May 12, 1987
                          Nine Months Ended Three Months Ended     Through
                               August 31,      August 31,         August 31,
                          2000         1999  2000         1999       2000
REVENUES               $      -     $     -    $     -    $   -   $     -

EXPENSES

 General and
 administrative             3,707       4,443      1,108    2,363   285,190

   Total Expenses           3,707       4,443      1,108    2,363   285,190

NET LOSS               $   (3,707) $   (4,443) $  (1,108) $(2,363)$(285,190)

BASIC LOSS PER SHARE   $    (0.00) $    (0.00) $   (0.00) $ (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES      12,533,604   7,145,240 12,533,604  7,145,240

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, May 12,
1987              6,500,000 $ 13,000       -    $   -    $175,627   $   -

February 18, 1988,
common stock
issued for
services at $0.002
per share           583,240    1,166       -        -         -         -

February 18, 1988,
preferred stock
issued for services
at $0.25 per share      -        -     291,620   72,905       -         -

June 9, 1988, common
stock issued for
services valued at
$0.002 per share     50,000      100       -        -         -         -

March 30, 1990,
common stock issued
for services, valued
at $0.002 per share  12,000       24       -        -         -         -

Net loss from
inception on May 12,
1987 through
November 30, 1996       -        -         -        -         -    (262,822)

Balance, November
30, 1996          7,145,240   14,290   291,620   72,905   175,627  (262,822)

Net loss for the
year ended
November 30, 1997       -        -         -        -         -         -

Balance, November
30, 1997          7,145,240   14,290   291,620   72,905   175,627  (262,822)

Net loss for the
year ended
November 30, 1998       -        -         -        -         -      (2,363)

Balance, November
30, 1998          7,145,240   14,290   291,620   72,905   175,627  (265,185)

Net loss for the
year ended
November 30, 1999       -        -         -        -         -     (16,298)

Balance, November
30, 1999          7,145,240  $14,290   291,620  $72,905  $175,627 $(281,483)

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, November
30, 1999          7,145,240  $14,290  291,620  $72,905 $175,627  $(281,483)

January 5, 2000,
common stock
issued for debt
valued at $0.002
per share
(unaudited)       6,200,000   12,400      -        -        -          -

Contributed capital
(unaudited)             -        -        -        -      8,860        -

Net loss for the
nine months ended
August 31, 2000
(unaudited)             -        -        -        -        -       (3,707)

Balance, August
31, 2000
(unaudited)      13,345,240  $26,690  291,620 $ 72,905 $184,487  $(285,190)

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                     From
                                                                 Inception on
                                For the         For the          May 12, 1987
                          Nine Months Ended Three Months Ended     Through
                               August 31,      August 31,         August 31,
                          2000         1999  2000         1999       2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                $ (3,707)   $ (4,443) $ (1,108)  $ (2,363) $(285,190)
 Issuance of stock for
  services                    -           -         -          -      275,222
 Changes in operating asset
 and liability accounts:
  Increase (decrease) in
   accounts payable        (5,153)      4,443    (2,556)     2,363      1,108

  Net Cash (Used) by
   Operating Activities    (8,860)        -      (3,664)       -       (8,860)

CASH FLOWS FROM INVESTING
 ACTIVITIES                   -           -         -          -          -


CASH FLOWS FROM FINANCING
 ACTIVITIES

 Contributed capital        8,860         -       3,664        -        8,860

  Net Cash Provided by
   Financing Activities     8,860         -       3,664        -        8,860

NET INCREASE (DECREASE)
 IN CASH                      -           -         -          -          -

CASH AT BEGINNING
 OF PERIOD                    -           -         -          -          -

CASH AT END OF PERIOD    $    -       $   -    $    -     $    -     $    -


Cash Payments For:

 Income taxes            $    -       $   -    $    -     $    -     $    -
 Interest                $    -       $   -    $    -     $    -     $    -


NON-CASH INVESTING AND
 FINANCING ACTIVITIES

 Common stock issued for
  debt                   $   12,400   $   -    $    -     $    -     $ 12,400
 Common stock issued for
  services               $     -      $   -    $    -     $    -     $275,222

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
              August 31, 2000 and November 30, 1999


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2000 and November 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 audited financial statements. The results of operations for periods ended August 31, 2000 are not necessarily indicative of the operating results for the full years.

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

Results of Operations.
----------------------

          At August 31, 2000, the Company had $0 in assets and $1,108 in
liabilities.   The Company had no revenues for the nine months ended August
31, 2000, with $3,707 in expenses, for a net loss of ($3,707).

          The Company incurred losses of ($3,707) for the period ended August 31, 2000. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At August 31, 2000, the Company had no current assets, with total current liabilities of $1,108. Total stockholder's equity was ($1,108).

          During the period ended August 31, 2000, capital contributions by a principal stockholder amounted to $8,860.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-SB Registration Statement, as amended, filed with the Securities and Exchange Commission on February 18, 2000.*

          (b)  Reports on Form 8-K.

               None; not applicable.

         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 10/17/2000                         By/s/William A. Silvey, Jr.
      ----------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 10/17/2000                         By/s/W. Scott Thompson
      ----------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary