Form 10KSB
period 2000-11-30
PROCESS TECHNOLOGY SYSTEMS INC
filed 2001-03-07
CIK 744667

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended November 30, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  0-29603
                                      -------

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

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: $0.002 par value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X   No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   November 30, 2000
- $0

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 28, 2001 - $8,350.48. There are approximately 4,175,240 shares of common voting stock of the Registrant held by non-affiliates.
During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         February 28, 2001

                             14,290,240
                             ----------

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

     Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
        ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     ------------------------------------

          Process Technology Systems, Inc. ("Process Technology") was organized under the laws of the State of Nevada on May 12, 1987, under the name "Process Technology, Inc." It was formed to engage in any lawful activity.

          Process Technology's initial authorized capital consisted of 25,000,000 shares of $0.002 par value common voting stock, and 12,500,000 shares of $0.25 par value preferred stock.

          On November 11, 1998, Process Technology was revived under the name "Process Technology Systems, Inc." because the name "Process
Technology, Inc." was not available.

          In February, 2000, a Certificate of Amendment was filed with the State of Nevada regarding the preferred stock of Process Technology which is presently issued and outstanding. The rights, privileges and preferences of this class of preferred stock were not previously set forth in the original Articles of Incorporation or an amendment.

          Copies of the Initial Articles of Incorporation, as amended, and the Bylaws, were attached to the Company's Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on February 18, 2000, and which is incorporated by reference. See Part III,
Item 13.

     Public Offering.
     ----------------

          Pursuant to a prospectus dated September 9, 1987, Process Technology conducted a public offering of certain units comprised of common stock and warrants at one $1.00 per unit within the State of Nevada. The offer and sale of these securities were registered with the Nevada Securities Division pursuant to Section 90.150 of the Nevada Revised Statutes, as amended ("NRS"), for the purpose of selling its securities in a "public" intrastate offering exclusively in the State of Nevada, pursuant to
Section 90.140 of the NRS, and pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1933 Act").

     Sales of "unregistered" and "restricted" securities during the past three years.
------------

Name                           Date           Shares           Compensation
----                           ----           ------           ------------
William A. Silvey, Jr.       09/27/99         378,000            Services(1)
W. Scott Thompson            09/27/99         378,000            Services(1)
Leonard W. Burningham        09/27/99         189,000            Services(1)
William A. Silvey, Jr.       01/11/00         800,000            Services(2)
W. Scott Thompson            01/11/00         800,000            Services(2)
Leonard W. Burningham, Esq.  01/11/00         400,000            Services(2)
W. A. Silvey, Jr.            01/11/00       1,680,000            Cash(3)
W. Scott Thompson            01/11/00       1,680,000            Cash(3)
Leonard W. Burningham, Esq.  01/11/00         840,000            Cash(3)

        (1) All services were "non-capital raising" and valued at $0.01 per share for an aggregate total of $9,450; these securities were issued pursuant to Rule 701 of the Securities and Exchange Commission. These non-capital raising services included, but were not limited to bringing the Company current in its filings with the State of Nevada; various meetings and conferences in respect thereof; review of related correspondence; discussions with the Company's accounting firm and review of drafts and final copies of audited financial statements; preparation and review of drafts and final copies of the Company's 10-SB Registration Statement; and various conference calls and discussions with Mr. Burningham respecting same.

         (2) All services were "non-capital raising" and valued at $0.02 per share or an aggregate total of $4,200; these securities were issued pursuant to Rule 701 of the Securities and Exchange Commission. These non-capital raising services included, but were not limited to bringing Process Technology current in its filings with the State of Nevada; various meetings and conferences in respect thereof; review of related correspondence and pleadings; discussions with Process Technology's accounting firm and review of drafts and final copies of audited financial statements; and various conference calls and discussions with legal counsel respecting same.

         (3) These shares were issued in consideration of an aggregate total of $6,806, which has been previously advanced by Messrs. Silvey and Thompson to Process Technology, and which was carried on its balance sheet as a liability.

Business.
---------

          The Company has had no material business operations since 1989. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders once the Board of Directors sets guidelines of industries in which the Company may have an interest.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company.

Item 2.  Description of Property.
---------------------------------

          Process Technology has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of its Secretary, W. Scott Thompson, and are provided at no cost. Because Process Technology has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, preparing its Registration Statement on Form 10-SB, and preparing and filing its periodic reports under Section 13 of the 1934 Act. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Thompson of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
---------------------------

          Process Technology is not a party to any pending legal proceeding and, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against Process Technology. No director, executive officer or affiliate of Process Technology or owner of record or beneficially of more than five percent of Process Technology's common stock is a party adverse to Process Technology or has a material interest adverse to Process Technology in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report or during the previous two fiscal years.

                         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

          There has never been any established "public market" for shares of common stock of Process Technology. Process Technology's common stock is nominally quotated on the OTC Bulletin Board of the National
Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until Process Technology adopts its business plan. In any event, no assurance can be given that any market for Process Technology's common stock will develop or be maintained.
If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management and others may have a substantial adverse impact on any such public market; and, except for the shares that are indicated as having been issued within the past 12 months under the heading "Sales of "Unregistered" and "Restricted" Securities During the Past Three Years", Item 1, hereof, all outstanding "restricted securities" of Process Technoology have already satisfied the "holding period" requirements of Rule 144.

Holders.
--------

          The number of record holders of Process Technology's securities as of the date of this Report is approximately 101.

Dividends.
----------

          Process Technology has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of Process Technology cannot be ascertained with any certainty, and if and until Process Technology completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, Process Technology's ability to pay dividends on its securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations during the year ended November 30, 2000 or during the last two fiscal years.

          The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

          The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.
----------------------

          Process Technology has had no material operations for over five years. It incurred losses of ($28,515), for the year ended November 30, 2000; ($16,298) for the year ended November 30, 1999; and ($309,998) from inception on May 12, 1987 through November 30, 2000. Virtually all of these expenses during fiscal 2000 and 1999 were utilized for attorney's fees, accounting fees and filing fees to maintain it in good standing.

Liquidity.
----------

          Process Technology has no cash resources, and expense during fiscal 2000 were advanced by members of management, in the amount of $8,860.

Item 7.  Financial Statements.
------------------------------

For the periods ended November 30, 2000 and 1999

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        November 30, 2000

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . 5

Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . 6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 7

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . 8

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Process Technology Systems, Inc.
(A Development Stage Company)
Houston, Texas


We have audited the accompanying balance sheet of Process Technology Systems, Inc. (a development stage company) as of November 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2000 and 1999 and from the beginning of the development stage on May 12, 1987 through November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Technology Systems, Inc. (a development stage company) as of November 30, 2000, and the results of its operations and its cash flows for the years ended November 30, 2000 and 1999, and from the beginning of the development stage of May 12, 1987 through November 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
February 26, 2001

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                          November 30,
                                                              2000
CURRENT ASSETS                                            $             -

 Total Current Assets                                                   -

 TOTAL ASSETS                                             $             -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                         $        16,466

  Total Liabilities                                                16,466

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred shares,
  at $0.25 par value: 291,620 shares issued and outstanding        72,905
 Common stock authorized 25,000,000 common shares
  at $0.002 par value: 14,290,240 shares issued and
  outstanding                                                      28,580
 Capital in excess of par value                                   192,047
 Deficit accumulated during the development stage                (309,998)

  Total Stockholders' Equity (Deficit)                            (16,466)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $             -

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                  From
                                                             Inception on
                                                             May 12, 1987
                                        For the Years Ended     Through
                                            November 30,     November 30,
                                        2000         1999        2000
REVENUES                               $       -    $      -  $       -

EXPENSES

 General and administrative               28,515      16,298    309,998

  Total Expenses                          28,515      16,298    309,998

NET LOSS                               $ (28,515)   $(16,298) $(309,998)

BASIC AND FULLY DILUTED
 LOSS PER SHARE                        $   (0.00)   $  (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING         12,910,978   7,145,240

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, May 12,
1987              6,500,000 $ 13,000       -    $   -    $175,627   $   -

February 18, 1988,
common stock
issued for
services at $0.002
per share           583,240    1,166       -        -         -         -

February 18, 1988,
preferred stock
issued for services
at $0.25 per share      -        -     291,620   72,905       -         -

June 9, 1988, common
stock issued for
services valued at
$0.002 per share     50,000      100       -        -         -         -


March 30, 1990,
common stock issued
for services, valued
at $0.002 per share  12,000       24       -        -         -         -

Net loss from
inception on May 12,
1987 through
November 30, 1996       -        -         -        -         -    (262,822)

Balance, November
30, 1996          7,145,240   14,290   291,620   72,905   175,627  (262,822)

Net loss for the
year ended
November 30, 1997       -        -         -        -         -         -

Balance, November
30, 1997          7,145,240   14,290   291,620   72,905   175,627  (262,822)

Net loss for the
year ended
November 30, 1998       -        -         -        -         -      (2,363)

Balance, November
30, 1998          7,145,240   14,290   291,620   72,905   175,627  (265,185)

Net loss for the
year ended
November 30, 1999       -        -         -        -         -     (16,298)

Balance, November
30, 1999          7,145,240  $14,290   291,620  $72,905  $175,627 $(281,483)

January 5, 2000,
common stock
issued for debt
valued at $0.002
per share         6,200,000   12,400      -        -        -          -

September 27,
2000, common stock
issued for services
valued at $0.01      945,000   1,890      -        -      7,560        -

Contributed capital      -       -        -        -      8,860        -

Net loss for the
year ended November
30, 2000                 -       -        -        -        -      (28,515)

Balance, November
30, 2000          13,345,240 $26,690  291,620 $ 72,905 $184,487  $(285,190)

                       PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                  From
                                                             Inception on
                                                             May 12, 1987
                                        For the Years Ended     Through
                                            November 30,     November 30,
                                        2000         1999        2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                              $   (28,515) $ (16,298) $ (309,998)
 Issuance of stock for services              9,450        -        83,645
 Write off of Assets                           -          -       188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts payable  (10,205)    16,298      28,866

  Net Cash (Used) by Operating Activities   (8,860)       -        (8,860)

CASH FLOWS FROM INVESTING ACTIVITIES           -          -           -

CASH FLOWS FROM FINANCING ACTIVITIES

 Contributed capital                         8,860        -         8,860

  Net Cash Provided by Financing Activities  8,860        -         8,860

NET INCREASE (DECREASE)IN CASH                 -          -           -

CASH AT BEGINNING OF PERIOD                    -          -           -

CASH AT END OF PERIOD                   $      -    $     -    $      -

Cash Payments For:

 Income taxes                           $      -    $     -    $      -
 Interest                               $      -    $     -    $      -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt           $   12,400  $     -    $   12,400
 Common stock issued for services       $    9,450  $     -    $   83,645

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       The Company was organized under the laws of the State of Nevada on May 12, 1987. In June 1987, the Company issued 200,000 shares of its common stock to acquire all of the outstanding stock of Houston Engineering Research Corporation (HERCO), a Texas corporation which were subsequently written off as a loss.

       Currently, the Company is seeking new business opportunities believed to hold a potential profit or to merge with an existing company.

       b.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a November 30 year end.

       c.  Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                 Loss          Shares         Per Share
                             (Numerator)    (Denominator)       Amount

       For the year ended
       November 30, 1999    $   (16,298)     $ 7,145,240     $   (0.00)

       For the year ended
       November 30, 2000    $   (28,515)      12,910,978     $   (0.00)

       d.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       f.  Provision for Taxes

       At November 30, 2000, the Company had net operating loss carryforwards of approximately $118,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                               For the Years Ended
                                                  December 31,
                                              2000           1999

  Income tax benefit at statutory rate      $  10,835  $    6,193
  Change in valuation allowance               (10,835)     (6,193)
                                            $     -    $      -

  Deferred tax assets (liabilities) are comprised of the following:

                                               For the Years Ended
                                                  December 31,
                                              2000           1999
  Income tax benefit at statutory rate      $ 117,798  $  106,963
  Change in valuation allowance              (117,798)   (106,963)
                                            $     -    $      -

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

NOTE 2 - GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2000 and 1999

NOTE 3 - PREFERRED STOCK

  Process Technology Systems, Inc. is authorized to issue 12,500,000 shares of preferred stock by action of the Company's Board of Directors. The Board of Directors is authorized, without further action by stockholders, to determine the voting rights, dividend right, dividend rates, liquidation preferences, redemption provisions, conversion or exchange rights and other rights, preferences, privileges and restriction of any unissued series of preferred stock and the number of shares constituting such series.

  The Company has issued and outstanding 291,620 shares of preferred stock. The preferred stock has preference in liquidation and to dividends. The preferred stock is entitled to a $0.10 per share dividend if dividends are declared by the Board of Directors. Through November 30, 2000, no dividends have been declared.

NOTE 4 - MATERIAL EVENTS

  On January 5, 2000, the Company issued 6,200,000 shares of common stock at $0.002 per share to officers and shareholders for services and expenses paid by officers which were also recorded as accounts payable at November 30, 1999, shares issued in January reduced previous period accounts payable by $12,400.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          There have been no changes in Process Technology's principal independent accountant in the past two fiscal years or as of the date of this Report.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of Process Technology. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                      Date of         Date of
                      Positions     Election or     Termination
Name                     Held       Designation   or Resignation
----                     ----       -----------   --------------
William A. Silvey, Jr. President,      10/98             *
                       Director

W. Scott Thompson      Sec/Tres,       10/98             *
                       Director

          * These persons presently serve in the capacities indicated.

Term of Office.
---------------

          The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

          William A. Silvey, Jr. Mr. Silvey is 63 years of age and has over 35 years experience as an officer and director of operating companies, and as a venture capitalist, financial consultant and business consultant. He was one of the founders of Intermedics, Inc. which grew to be one of the largest medical products companies in the world. Mr. Silvey has founded and operated more than fifteen companies during his business career. Since April 1993, he has been an associate of Eurotrade Financial, Inc., a Houston based financial consulting firm. Mr. Silvey is a graduate of California Institute of Technology with a Bachelors Degree in Mechanical Engineering. He also holds a Masters in Business Administration from Stanford University.

          W. Scott Thompson. Mr. Thompson is 50 years of age and has over 20 years experience as a venture capitalist and financial consultant. Since April 1993, Mr. Thompson has served as the President of Eurotrade Financial, Inc., a Houston based financial consulting firm. Prior to his tenure with Eurotrade, Mr. Thompson was employed by Harris-Forbes, Inc. (a Houston based financial and venture capital firm), from October 1983 to March 1993. Mr. Thompson still serves as an officer, director and consultant to Harris-Forbes. He is a graduate from the University of Texas with a Bachelors Degree in Business Administration and attended two years of graduate school of business working toward a double masters in business and accounting.

Significant Employees.
----------------------

          There are no employees who are not executive officers and who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

         There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of the Company's directors and executive officers will file their Form 3's Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission within fifteen days of the filing of this Report.

Item 10. Executive Compensation.
--------------------------------

          The following table sets forth the aggregate compensation paid by Process Technology for services rendered during the periods indicated:

<CAPTION
                   SUMMARY COMPENSATION TABLE


                     Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

William A.  11/30/00   0     0     0     0      0     0    0
Silvey, Jr. 11/30/99   0     0     0     0      0     0    0
President,
Director

W. Scott    11/30/00   0     0     0     0      0     0    0
Thompson,   11/30/99   0     0     0     0      0     0    0
Secretary,
Director

           * In January 2000, Messrs. Silvey and Thompson were each issued 800,000 shares of "restricted securities" of Process Technology valued at an aggregate total of $4,200 or $0.525 per share, for non-capital raising services rendered. See
               Part I, Item 1.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended November 30, 2000 or 1999. Further, no member of Process Technology's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which Process Technology's directors are compensated for any services provided as director. No additional amounts are payable to Process Technology's directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from Process Technology, with respect to any director or executive officer of Process Technology which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Process Technology, any change in control of Process Technology, or a change in the person's responsibilities following a change in control of Process Technology.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of Process Technology's common stock as of the date hereof, to wit:


                        Number of Shares           Percentage
Name and Address       Beneficially Owned           of Class
----------------       ------------------           --------

Santa Cruz Trust            1,000,000                 7.0%
7250 Wynwood
Houston, Texas 77008

Clarence J. Von Drehle      2,885,000                20.2%
7250 Wynwood
Houston, Texas 77008

Joseph L. Schweppe(1)       1,089,000(1)              7.6%
7250 Dumfries Dr.
Houston, Texas 77008

William A. Silvey, Jr.(2)   2,863,000(2)             20.0%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(3)        2,938,000(3)             20.6%
6371 Richmond, #200
Houston, Texas 77057

Leonard W. Burningham, Esq  1,429,000                10.0%
455 East 500 South,
Suite 205
Salt Lake City, Utah
84111

TOTALS:                    12,192,000                85.4%

          (1)  12,000 of these shares are held of record in the name of Villa
               J. Schweppe.

          (2) 4,000 of these shares are held of record in the name of the Silvey Children's Trust, and 1,000 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr.

          (3) 250,000 of these shares are held of record in the name of the Thompson Family Trust, and 5,000 shares are owned by W.L. Thompson, Jr., W. Scott Thompson's son.

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of Process Technology common stock by directors and executive officers as of the date hereof, to wit:

                          Number of Shares
                         Beneficially Owned      Percentage of
Name and Address           as of 2/28/01           of Class
----------------         ------------------      -------------
     [S]                         [C]                  [C]

William A. Silvey, Jr.(1)     2,863,000              20.0%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          2,938,000              20.6%
6371 Richmond, #200
Houston, Texas 77057

TOTALS                        5,801,000              40.6%

          (1) 4,000 of these shares are held of record in the name of the Silvey Children's Trust, and 1,000 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr.

          (2) 250,000 of these shares are held of record in the name of the Thompson Family Trust, and 5,000 shares are owned by W.L. Thompson, Jr., W. Scott Thompson's son.

Changes in Control.
-------------------

          There are no present arrangements or pledges of Process
Technology's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Process Technology and any director, executive officer, five percent stockholder or associate of any of these persons except the following: (i) Process Technology issued an aggregate total of 756,000 shares of common stock ("restricted securities")to Messrs. Silvey and Thompson (378,000 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at an aggregate total of $7,560 or $0.01 per share; and (ii) Process Technology issued an aggregate total of 1,600,000 shares of common stock ("restricted securities")to Messrs. Silvey and Thompson (800,000 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at an aggregate total of $4,200 or $0.02 per share; (iii) an aggregate total of 3,360,000 shares of common stock ("restricted securities), 1,680,000 to each, were issued to reduce accounts payable by $6,806, representing advances by these persons.

          A total of 840,000 shares were also issued to Leonard W. Burningham, Esq., counsel, as partial consideration of this amount. The non-capital raising services rendered included, but were not limited to bringing Process Technology current in its filings with the State of Nevada; various meetings and conferences in respect thereof; review of related correspondence and pleadings; discussions with Process Technology's accounting firm and review of drafts and final copies of audited financial statements; and various conference calls and discussions with legal counsel
regarding same.   See Part I, Item 1.

Parents of the Issuer.
----------------------

          The Company has no parents.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None.
                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

            None.

          (ii)                          Where Incorporated
                                          In This Report
Number                                    --------------
------

Registration Statement on Form 10-SB*                   Part I

     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Process Technologies, INC.

Date: 3/07/01                            By/s/William A. Silvey, Jr.
     ------------                            --------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 3/07/01                            By/s/W. Scott Thompson
     ------------                           ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                         Process Technologies, INC.

Date: 3/07/01                             By/s/William A. Silvey, Jr.
     ------------                          --------------------------
                                           William A. Silvey, Jr.,
                                           Director
                                           and President

Date: 3/07/01                            By/s/W. Scott Thompson
     ------------                           ------------------------
                                            W. Scott Thompson, Director
                                            Secretary