Form 10QSB
period 2001-02-28
PROCESS TECHNOLOGY SYSTEMS INC
filed 2001-04-20
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended February 28, 2001
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

                              April 11, 2001

                          Common - 14,290,240 shares
                          Preferred - 291,620 shares

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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

             February 28, 2001 and November 30, 2000

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 February 28,  November 30,
                                                   2001        2000
                                                 (Unaudited)

CURRENT ASSETS                            $             -      $       -

 Total Current Assets                                   -              -

 TOTAL ASSETS                             $             -      $       -

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $        14,866      $  16,466

  Total Liabilities                                14,866         16,466

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred
   shares, at $0.25 par value: 291,620 shares
   issued and outstanding                          72,905         72,905
 Common stock authorized 25,000,000 common shares
  at $0.002 par value: 14,290,240 shares issued
  and outstanding                                  28,580         28,580
 Capital in excess of par value                   194,977        192,047
 Deficit accumulated during the development
 stage                                           (311,328)      (309,998)

  Total Stockholders' Equity (Deficit)            (14,866)       (16,466)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                              $             -      $       -

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                  Inception on
                                             For the              May 12, 1987
                                        Three Months Ended          Through
                                           February 28,           February 28,
                                        2001         2000             2001
REVENUES                        $            -      $      -        $      -

EXPENSES

 General and administrative              1,330         1,300         311,328

  Total Expenses                         1,330         1,300         311,328

NET LOSS                        $       (1,330)    $  (1,300)      $(311,328)

BASIC AND FULLY DILUTED
 LOSS PER SHARE                 $        (0.00)    $   (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING       14,290,240     8,364,912

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, May 12,
1987              6,500,000 $ 13,000       -    $   -    $175,627   $   -

February 18, 1988,
common stock
issued for
services at $0.002
per share           583,240    1,166       -        -         -         -

February 18, 1988,
preferred stock
issued for services
at $0.25 per share      -        -     291,620   72,905       -         -

June 9, 1988, common
stock issued for
services valued at
$0.002 per share     50,000      100       -        -         -         -

March 30, 1990,
common stock issued
for services, valued
at $0.002 per share  12,000       24       -        -         -         -

Net loss from
inception on May 12,
1987 through
November 30, 1996       -        -         -        -         -    (262,822)

Balance, November
30, 1996          7,145,240   14,290   291,620   72,905   175,627  (262,822)

Net loss for the
year ended
November 30, 1997       -        -         -        -         -         -

Balance, November
30, 1997          7,145,240   14,290   291,620   72,905   175,627  (262,822)

Net loss for the
year ended
November 30, 1998       -        -         -        -         -      (2,363)

Balance, November
30, 1998          7,145,240   14,290   291,620   72,905   175,627  (265,185)

Net loss for the
year ended
November 30, 1999       -        -         -        -         -     (16,298)

Balance, November
30, 1999          7,145,240  $14,290   291,620  $72,905  $175,627 $(281,483)

January 5, 2000,
common stock
issued for debt
valued at $0.002
per share
(unaudited)       6,200,000   12,400      -        -        -          -

September 27,
2000, common stock
issued for services
valued at $0.01
per share           945,000    1,890      -        -      7,560        -

Contributed capital     -        -        -        -      8,860        -

Net loss for the
year ended
November 30, 2000       -        -        -        -        -      (28,515)

Balance, November
30, 2000         13,345,240  $28,580  291,620 $ 72,905 $192,047  $(309,998)

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, November
30, 2000         14,290,240  $28,580  291,620 $ 72,905 $192,047  $(309,998)

Contributed
capital (unaudited)     -        -        -        -      2,930      -

Net loss for the
three months ended
February 28, 2001
(unaudited)             -        -        -        -        -       (1,330)

Balance,
February 28, 2001
(unaudited)      14,290,240  $28,580  291,620 $ 72,905 $194,977  $(311,328)

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                     From
                                                                 Inception on
                                               For the           May 12, 1987
                                          Three Months Ended        Through
                                             February 28,         February 28,
                                        2001         2000             2001
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                               $    (1,330) $ (1,300)    $  (311,328)
 Issuance of stock for services                   -         -          83,645
 Write off of Assets                              -         -         188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts payable    (1,600)   (1,298)         27,266

  Net Cash (Used) by Operating
   Activities                                (2,930)   (2,598)        (11,790)

CASH FLOWS FROM INVESTING ACTIVITIES              -         -               -

CASH FLOWS FROM FINANCING ACTIVITIES

 Contributed capital                          2,930     2,598          11,790

  Net Cash Provided by Financing
   Activities                                 2,930     2,598          11,790

NET INCREASE (DECREASE) IN CASH                   -         -               -

CASH AT BEGINNING OF PERIOD                       -         -               -

CASH AT END OF PERIOD                    $        -  $      -       $       -

Cash Payments For:

 Income taxes                            $        -  $      -       $       -
 Interest                                $        -  $      -       $       -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt            $        -  $ 12,400       $  12,400
 Common stock issued for services        $        -  $      -       $  83,645

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
             February 28, 2001 and November 30, 2000


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

       c.  Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                      Loss         Shares       Per Share
                                    (Numerator)    (Denominator)  Amount

       For the three months ended
        February 28, 2000             $ (1,300)   $  8,364,912 $   (0.00)

       For the three months ended
        February 28, 2001             $ (1,330)     14,290,240 $   (0.00)

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

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
             February 28, 2001 and November 30, 2000


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

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 35% as follows:

                                       For the Three Months Ended
                                             February 28,
                                            2001         2000

  Income tax benefit at statutory rate    $      505   $    6,193
  Change in valuation allowance                 (505)      (6,193)

                                          $        -   $        -

  Deferred tax assets (liabilities) are comprised of the following:

                                     For the Three Months Ended
                                           February 28,
                                          2001         2000

  Income tax benefit at statutory rate    $  44,956    $  106,963
  Change in valuation allowance             (44,956)     (106,963)

                                          $       -    $        -

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

  g.  Unaudited Financial Statements

  The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             February 28, 2001 and November 30, 2000



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

  The Company has issued and outstanding 291,620 shares of preferred stock. The preferred stock has preference in liquidation and to dividends. The preferred stock is entitled to a $0.10 per share dividend if dividends are declared by the Board of Directors. Through November 30, 1999, no dividends have been declared.

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

Results of Operations.
----------------------

          At February 28, 2001, the Company had $0 in assets and $14,866 in
liabilities.   The Company had no revenues for the three months ended February
28, 2001, with $1,330 in expenses, for a net loss of ($1,330).

          The Company incurred losses of ($1,330) for the period ended February 28, 2001. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At February 28, 2001, the Company had no current assets, with total current liabilities of $14,866. Total stockholder's equity was ($14,866).

          During the period ended February 28, 2001, capital contributions by a principal stockholder amounted to $2,930.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          The Company has filed a Definitive Proxy Statement to effect a reverse split of its outstanding preferred stock on a basis of one for 50, while retaining the current authorized preferred stock capital of 12,500,000 and par value of $0.25, with appropriate adjustments in the capital accounts of the Company; to effect a reverse split of its outstanding common stock on a basis of one for 50, while retaining the current par value of $0.002, with appropriate adjustments in the capital accounts of the Company; to increase the authorized capital from 25,000,000 shares of common stock to 50,000,000 shares of common stock; and to authorize the Board of Directors to change the name of the Company to conform with the business or industry that the Board of Directors determines to engage in or conforms with the name or names of any properties or businesses acquired by the Company. The date of the meeting is April 27, 2001, which is subsequent to the period covered by this Report.

          A Letter of Intent has been entered into with the Company and Great Northern Health, Inc. whereby the Great Northern Health, Inc. shareholders would exchange their respective shares for shares in the Company. The parties have not reached a definitive agreement with respect to this proposed transaction, and there can be no assurance that any such agreement will be reached. An 8-K Current Report will be filed in a timely manner if this Agreement is completed.

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

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 4/20/2001                          By/s/William A. Silvey, Jr.
      ---------                               ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 4/20/2001                          By/s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary