Form 10QSB
period 2001-05-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2001-08-03
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended May 31, 2001
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

                              May 31, 2001

                          Common - 1,000,000 shares
                          Preferred - 5,833 shares

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

                May 31, 2001 and November 30, 2000

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                  May 31,      November 30,
                                                   2001        2000
                                                 (Unaudited)
CURRENT ASSETS                            $             -      $       -

 Total Current Assets                                   -              -

 TOTAL ASSETS                             $             -      $       -



          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $             38,207 $    16,466


  Total Liabilities                                     38,207      16,466

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred
  shares, at $0.25 par value: 5,833 shares issued
  and outstanding                                        1,459       1,459
 Common stock authorized 50,000,000 common shares
  at $0.002 par value: 1,000,000 shares issued and
  outstanding                                            2,000         572

 Capital in excess of par value                        300,145     291,507

 Deficit accumulated during the development stage     (341,811)   (309,998)

  Total Stockholders' Equity (Deficit)                 (38,207)    (16,466)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                              $             -      $       -

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                                   For the        For the        May 12, 1987
                             Six Months Ended Three Months Ended    Through
                                   May 31,        May 31,           May 31,
                            2001        2000    2001      2000       2001
REVENUES                  $       -   $      -  $      -    $    -   $      -

EXPENSES

 General and
  administrative             31,813      2,599    30,483     1,300    341,811

     Total Expenses          31,813      2,599    30,483     1,300    341,811

NET LOSS                  $ (31,813)  $ (2,599) $(30,483)  $(1,300) $(341,811)

BASIC AND FULLY DILUTED
 LOSS PER SHARE           $   (0.11)  $  (0.02) $  (0.10)  $ (0.01)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                285,805    167,298   285,805   167,298

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, May 12,
1987                130,000 $    260       -    $   -    $188,367   $   -

February 18, 1988,
common stock
issued for
services at $0.10
per share            11,665       23       -        -       1,143       -

February 18, 1988,
preferred stock
issued for services
at $12.50 per share      -        -       5,833    1,459   71,446        -

June 9, 1988, common
stock issued for
services valued at
$0.10 per share       1,000        2       -        -          98        -

March 30, 1990,
common stock issued
for services, valued
at $0.10 per share      240       -        -        -          24        -

Net loss from
inception on May 12,
1987 through
November 30, 1996       -         -        -        -         -    (262,822)

Balance, November
30, 1996            142,905      285     5,833    1,459    261,078 (262,822)

Net loss for the
year ended
November 30, 1997       -        -         -        -         -         -

Balance, November
30, 1997            142,905      285     5,833    1,459    261,078 (262,822)

Net loss for the
year ended
November 30, 1998       -        -         -        -         -      (2,363)

Balance, November
30, 1998            142,905      285     5,833    1,459    261,078 (265,185)

Net loss for the
year ended
November 30, 1999       -        -         -        -         -     (16,298)

Balance, November
30, 1999            142,905      285     5,833    1,459    261,078 (281,483)

January 5, 2000,
common stock
issued for debt
valued at $0.10
per share           124,000      248       -        -       12,152      -

September 27,
2000, common stock
issued for services
valued at $0.50
per share            18,900       39       -        -        9,411      -

Contributed capital     -        -         -        -        8,860      -

Net loss for the
year ended
November 30, 2000       -        -        -        -        -      (28,515)

Balance, November
30, 2000            285,805  $   572    5,833  $ 1,459 $291,501  $(309,998)

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, November
30, 2000            285,805  $   572   5,833   $ 1,459 $291,501   $(309,998)

May 11, 2001, common
stock issued for
cash valued at $0.01
per share
(unaudited)         714,195    1,428     -         -      5,714         -

Contributed
capital (unaudited)     -        -        -        -      2,930      -

Net loss for the
six months ended
 May 31, 2001
(unaudited)             -        -        -        -        -       (31,813)

Balance, May 31,
2001 (unaudited)  1,000,000  $ 2,000   5,833   $ 1,459 $300,145   $(341,811)

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                  From
                                                              Inception on
                                        For the               May 12, 1987
                                   Six Months Ended              Through
                                        May 31,                  May 31,
                                    2001          2000             2001
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                       $    (31,813)  $  (2,599)   $  (341,811)
 Issuance of stock for services          -           -           83,645
 Write off of Assets                     -           -          188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts
   payable                            21,741      (2,597)        50,607

  Net Cash (Used) by Operating
  Activities                         (10,072)     (5,196)       (18,932)

CASH FLOWS FROM INVESTING ACTIVITIES     -           -              -

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash         7,142         -            7,142
 Contributed capital                   2,930       5,196         11,790

  Net Cash Provided by Financing
  Activities                          10,072       5,196         18,932

NET INCREASE (DECREASE) IN CASH          -           -              -

CASH AT BEGINNING OF PERIOD              -           -              -

CASH AT END OF PERIOD           $        -      $    -         $    -

Cash Payments For:

 Income taxes                   $        -      $    -         $    -
 Interest                       $        -      $    -         $    -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt   $        -      $ 12,400       $ 12,400
 Common stock issued for
  services                      $        -      $    -         $ 83,645

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                May 31, 2001 and November 30, 2000


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

       c.  Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                      Loss         Shares      Per Share
                                    (Numerator) (Denominator)    Amount

       For the six months ended
        May 31, 2000                $   (2,599)    167,298     $  (0.02)

       For the six months ended
        May 31, 2001                $  (31,813)    285,805     $  (0.11)

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

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                May 31, 2001 and November 30, 2000


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

       On May 2, 2001, the Company enacted a one-for-fifty reverse stock split of its outstanding preferred and common stock. Shares have been retroactively restated to inception.

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

Results of Operations.
----------------------

          At May 31, 2001, the Company had $0 in assets and $38,207 in
liabilities.   The Company had no revenues for the three months ended May 31,
2001, with $30,483 in expenses, for a net loss of ($30,483) and the Company had no revenues for the six months ended May 31, 2001, with $31,813 in expenses, for a net loss of ($31,813).

          The Company incurred losses of ($31,813) for the period ended May 31, 2001. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At May 31, 2001, the Company had no current assets, with total current liabilities of $38,207. Total stockholder's equity was ($38,207).

          During the period ended May 31, 2001, capital contributions by a principal stockholder amounted to $2,930. The Company sold 714,195 shares for $7,141.95 cash.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          On May 21, 2001, the Company effected a reverse split of its outstanding preferred stock on a basis of one for 50, while retaining the current authorized preferred stock capital of 12,500,000 and par value of $0.25, with appropriate adjustments in the capital accounts of the Company; effected a reverse split of its outstanding common stock on a basis of one for 50, while retaining the current par value of $0.002, with appropriate adjustments in the capital accounts of the Company; voted to increase the authorized capital from 25,000,000 shares of common stock to 50,000,000 shares of common stock; and authorized the Board of Directors to change the name of the Company to conform with the business or industry that the Board of Directors determines to engage in or conforms with the name or names of any properties or businesses acquired by the Company.

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

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 8/2/01                             By/s/William A. Silvey
      ------                                 ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 8/2/01                             By/s/W. Scott Thompson
      ------                                 ------------------------
                                             W. Scott Thompson, Director
                                             Secretary