Form 10QSB
period 2001-08-30
PROCESS TECHNOLOGY SYSTEMS INC
filed 2001-10-10
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2001
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

                            August 31, 2001

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

              August 31, 2001 and November 30, 2000

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                August 31,      November 30,
                                                   2001            2000
                                                 (Unaudited)
CURRENT ASSETS                            $             -      $       -

 Total Current Assets                                   -              -

 TOTAL ASSETS                             $             -      $       -



          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $             40,338 $    16,460


  Total Liabilities                                     40,338      16,460

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred
  shares, at $0.25 par value: 5,833 shares issued
  and outstanding                                        1,459       1,459
 Common stock authorized 50,000,000 common shares
  at $0.002 par value: 1,000,000 shares issued and
  outstanding                                            2,000         572

 Capital in excess of par value                        300,145     291,507

 Deficit accumulated during the development stage     (343,942)   (309,998)

  Total Stockholders' Equity (Deficit)                 (40,338)    (16,460)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                              $             -      $       -

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                                   For the        For the        May 12, 1987
                            Nine Months Ended Three Months Ended    Through
                                 August 31,      August 31,        August 31,
                            2001        2000    2001      2000       2001
REVENUES                  $       -   $      -  $      -    $    -   $      -

EXPENSES

 General and
  administrative             33,944      3,707     2,131     1,108    343,942

     Total Expenses          33,944      3,707     2,131     1,108    343,942

NET LOSS                  $ (33,944)  $ (3,707) $ (2,131)  $(1,108) $(343,942)

BASIC AND FULLY DILUTED
 LOSS PER SHARE           $   (0.04)  $  (0.01) $  (0.00)  $ (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                720,532    250,672   720,532   250,672

the accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, November
30, 2000            285,805  $   572   5,833   $ 1,459 $291,501   $(309,998)

May 11, 2001, common
stock issued for
cash valued at $0.01
per share
(unaudited)         714,195    1,428     -         -      5,714         -

Contributed
capital (unaudited)     -        -        -        -      2,930      -

Net loss for the
nine months ended
August 31, 2001
(unaudited)             -        -        -        -        -       (33,944)

Balance, August 31,
2001 (unaudited)  1,000,000  $ 2,000   5,833   $ 1,459 $300,145   $(343,942)

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                  From
                                                              Inception on
                                        For the               May 12, 1987
                                   Nine Months Ended              Through
                                       August 31,                August 31,
                                    2001          2000             2001
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                       $    (33,944)  $  (3,707)   $  (343,942)
 Issuance of stock for services          -           -           83,645
 Write off of Assets                     -           -          188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts
   payable                            23,872      (5,153)        52,738

  Net Cash (Used) by Operating
  Activities                         (10,072)     (8,860)       (18,932)

CASH FLOWS FROM INVESTING ACTIVITIES     -           -              -

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash         7,142         -            7,142
 Contributed capital                   2,930       8,860         11,790

  Net Cash Provided by Financing
  Activities                          10,072       8,860         18,932

NET INCREASE (DECREASE) IN CASH          -           -              -

CASH AT BEGINNING OF PERIOD              -           -              -

CASH AT END OF PERIOD           $        -      $    -         $    -

Cash Payments For:

 Income taxes                   $        -      $    -         $    -
 Interest                       $        -      $    -         $    -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt   $        -      $ 12,400       $ 12,400
 Common stock issued for
  services                      $        -      $    -         $ 83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
              August 31, 2001 and November 30, 2000


NOTE 1 -                 CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2001 and 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2000 audited financial statements. The results of operation for periods ended August 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

Results of Operations.
----------------------

          At August 31, 2001, the Company had $0 in assets and $40,338 in
liabilities.   The Company had no revenues for the three months ended August
31, 2001, with $2,131 in expenses, for a net loss of ($2,131); and the Company had no revenues for the nine months ended August 31, 2001, with $33,944 in expenses, for a net loss of ($33,944).

          The Company incurred losses of ($33,944) for the period ended August 31, 2001. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At August 31, 2001, the Company had no current assets, with total current liabilities of $40,338. Total stockholder's equity was ($40,338).

          During the period ended August 31, 2001, capital contributions by a principal stockholder amounted to $2,930.

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

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 10/9/01                            By/s/William A. Silvey
      -------                                ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 10/9/01                            By/s/W. Scott Thompson
      -------                                ------------------------
                                             W. Scott Thompson, Director
                                             Secretary