Form 10KSB
period 2001-11-30
PROCESS TECHNOLOGY SYSTEMS INC
filed 2002-03-15
CIK 744667

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended November 30, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                    Commission File No.  0-29603
                                         -------

                  PROCESS TECHNOLOGY SYSTEMS, INC.
                  --------------------------------
          (Name of Small Business Issuer in its Charter)

            NEVADA                                         91-2070995
            ------                                         ----------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         6371 Richmond, #200
                         Houston, Texas 77057
                         --------------------
               (Address of Principal Executive Offices)

              Issuer's Telephone Number:  (713) 266-8005

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: $0.002 par value common stock.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X   No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   November 30, 2001
- $0

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 15, 2002 - $402.86. There are approximately 201,429 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            March 15, 2002

                        1,000,000 - common stock
                        5,835 - preferred stock
                        ------------------------

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

     Transitional Small Business Issuer Format   Yes  X   No
                                                     ---     ---
                              PART I

Item 1.  Description of Business.
        -------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     ------------------------------------

          Process Technology Systems, Inc. ("Process Technology" or the "Company") was organized under the laws of the State of Nevada on May 12, 1987, under the name "Process Technology, Inc." It was formed to engage in any lawful activity.

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

          On May 21, 2001, the Company authorized a reverse split of the outstanding common and preferred stock of the Corporation on a 50 for 1 basis. A copy of the Articles of Amendment is attached hereto and incorporated herein by reference.

          Copies of the Initial Articles of Incorporation, as amended, and the Bylaws, were attached to the Company's Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on February 18, 2000, and which is incorporated by reference. See Part III,
Item 13.

     Public Offering.
     ----------------

          Pursuant to a prospectus dated September 9, 1987, Process Technology conducted a public offering of certain units comprised of common stock and warrants at one $1.00 per unit within the State of Nevada. The offer and sale of these securities were registered with the Nevada Securities Division pursuant to Section 90.150 of the Nevada Revised Statutes, as amended ("NRS"), for the purpose of selling its securities in a "public" intrastate offering exclusively in the State of Nevada, pursuant to
Section 90.140 of the NRS, and pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act").

          The Company closed a Private Placement of its common stock on May 11, 2001, whereby the Company issued 714,195 shares to 16 subscribers for $0.01 per share.

     Sales of "unregistered" and "restricted" securities during the past three years.
------------

Name                           Date           Shares           Compensation
----                           ----           ------           ------------
William A. Silvey, Jr.       09/27/99         378,000            Services(1)
W. Scott Thompson            09/27/99         378,000            Services(1)
Leonard W. Burningham        09/27/99         189,000            Services(1)
William A. Silvey, Jr.       01/11/00         800,000            Services(2)
W. Scott Thompson            01/11/00         800,000            Services(2)
Leonard W. Burningham, Esq.  01/11/00         400,000            Services(2)
W. A. Silvey, Jr.            01/11/00       1,680,000            Cash(3)
W. Scott Thompson            01/11/00       1,680,000            Cash(3)
Leonard W. Burningham, Esq.  01/11/00         840,000            Cash(3)
Brad Burningham               5/11/01          32,139            Cash(4)
Branden T. Burningham         5/11/01          32,139            Cash(4)
Leonard W. Burningham and
Stacy Burningham JTWROS       5/11/01          64,278            Cash(4)
Fulton Holdings Ltd.          5/11/01          85,703            Cash(4)
V. Michael McGuire            5/11/01          17,855            Cash(4)
Maureen Michelsen             5/11/01          10,713            Cash(4)
William Scott Thompson
1983 Family Trust             5/11/01          28,568            Cash(4)
Alex Segall Family Trust      5/11/01          28,568            Cash(4)
Candy Segall Thompson c/f
William Scott Thompson        5/11/01          21,426            Cash(4)
Bank of America TTEE
Thompson Family Trust         5/11/01          28,568            Cash(4)
Helen H. Silvey               5/11/01          85,703            Cash(4)
W. Scott Thompson             5/11/01          85,702            Cash(4)
Candy Segall Thompson         5/11/01          42,852            Cash(4)
Happy Lucky LLC               5/11/01          42,852            Cash(4)
Candy Segall Thompson C/F
Traci Lillian Thompson        5/11/01          21,426            Cash(4)
W. A. Silvey, Jr.             5/11/01          85,703            Cash(4)


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

         (4) The Company issued through a Private Placement 714,195 post-split shares of common stock at $0.01 per share on May, 11 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          The Company filed a definitive proxy statement with the Securities and Exchange Commission on April 16, 2001, for a special meeting respecting a reverse split on a 50 for 1 basis of the Company's outstanding common and preferred securities; to increase the authorized capital from 25,000,000 to 50,000,000 shares of common stock and to authorized the Board of Directors to change the name of the company to conform with the business or industry that the Board of Directors determines to engage in or conforms with the name of any properties or businesses acquired by the Company. At the special meeting, 8,468,000 shares voted in favor of the foregoing proposals, none voted against and 10,000 shares abstained.

                         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     The Company's common stock commenced to trade on the "OTC
Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second fiscal quarter of 2001 under the symbol "PTCY."

     The range of high and low bid quotations for the Company's common stock during the each quarter of the fiscal year ended November 30, 2001, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS**

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

February 28, 2001                       None               None

May 31, 2001                           $0.50               $0.03125

August 31, 2001*                       $0.50               $.05

November 31, 2001*                     $0.10               $.10

          *    After the 1 for 50 reverse split.

          ** The future sale of presently outstanding "restricted securities" (common stock) of the Company by present members of management and others may have an adverse effect on any market
               in the shares of common stock of the Company.   Except for the
               shares that are indicated as having been issued within the past 12 months under the heading "Sales of "Unregistered" and "Restricted" Securities During the Past Three Years", Item 1, hereof, all outstanding "restricted securities" of Process Technology have already satisfied the "holding period" requirements of Rule 144.

Holders.
--------

          The number of record holders of Process Technology's securities as of the date of this Report is approximately 115.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations during the year ended November 30, 2001 or during the last two fiscal years.

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

Results of Operations.
----------------------

          Process Technology has had no material operations for over five years. It incurred losses of ($36,149), for the year ended November 30, 2001; ($28,515) for the year ended November 30, 2000; and ($346,147) from inception on May 12, 1987 through November 30, 2001. Virtually all expenses during fiscal 2001 and 2000 were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing.

Liquidity.
----------

          Process Technology has no cash resources, and expenses during fiscal 2001 were advanced by members of management, in the amount of $3,982.

Item 7.  Financial Statements.
------------------------------

For the periods ended November 30, 2001 and 2000

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        November 30, 2001

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

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . 9

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Process Technology Systems, Inc.
(A Development Stage Company)
Houston, Texas


We have audited the accompanying balance sheet of Process Technology Systems, Inc. (a development stage company) as of November 30, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Technology Systems, Inc. (a development stage company) as of November 30, 2001, and the results of its operations and its cash flows for the years ended November 30, 2001 and 2000, and from inception on May 12, 1987 through November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


/S/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
February 15, 2002

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                          November 30,
                                                              2001
CURRENT ASSETS                                            $             -

 Total Current Assets                                                   -

 TOTAL ASSETS                                             $             -

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                         $        41,491

  Total Liabilities                                                41,491

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred shares,
  at $0.25 par value: 5,835 shares issued and outstanding           1,459
 Common stock authorized 50,000,000 common shares
  at $0.002 par value: 1,000,000 shares issued and
  outstanding                                                       2,000
 Capital in excess of par value                                   301,197
 Deficit accumulated during the development stage                (346,147)

  Total Stockholders' Equity (Deficit)                            (41,491)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $             -

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                  From
                                                             Inception on
                                                             May 12, 1987
                                        For the Years Ended     Through
                                            November 30,     November 30,
                                        2001         2000        2001
REVENUES                               $       -    $      -  $       -

EXPENSES

 General and administrative               36,149      28,515    346,147

  Total Expenses                          36,149      28,515    346,147

NET LOSS                               $ (36,149)   $(28,515) $(346,147)

BASIC LOSS PER SHARE                   $   (0.05)   $  (0.11)

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING            683,015     258,219

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, May 12,
1987                130,000 $    260       -    $   -    $188,367   $   -

February 18, 1988,
common stock
issued for
services at $0.10
per share            11,665       23       -        -       1,143       -

February 18, 1988,
preferred stock
issued for services
at $12.50 per share     -        -       5,835    1,459    71,446       -

June 9, 1988, common
stock issued for
services valued at
$0.10 per share       1,000        2       -        -          98       -

March 30, 1990,
common stock issued
for services, valued
at $0.10 per share      240      -         -        -          24       -

Net loss from
inception on May 12,
1987 through
November 30, 1996       -        -         -        -         -    (262,822)

Balance, November
30, 1996            142,905      285     5,835    1,459   261,078  (262,822)

Net loss for the
year ended
November 30, 1997       -        -         -        -         -         -

Balance, November
30, 1997            142,905      285     5,835    1,459   261,078  (262,822)

Net loss for the
year ended
November 30, 1998       -        -         -        -         -      (2,363)

Balance, November
30, 1998            142,905      285     5,835    1,459   261,078  (265,185)

Net loss for the
year ended
November 30, 1999       -        -         -        -         -     (16,298)

Balance, November
30, 1999            142,905      285     5,835    1,459   261,078  (281,483)

January 5, 2000,
common stock
issued for debt
valued at $0.10
per share           124,000      248       -        -      12,152       -

September 27,
2000, common stock
issued for services
valued at $0.50      18,900       39       -        -       9,411       -

Contributed capital
by shareholder          -        -         -        -       8,860       -

Net loss for the
year ended November
30, 2000                -        -         -        -         -     (28,515)

Balance, November
30, 2000             285,805 $   572    5,835  $  1,459 $ 291,501 $(309,998)

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, November
30, 2000             285,805 $   572    5,835  $  1,459 $ 291,501 $(309,998)

May 11, 2001, common
stock issued for cash
valued at $0.01 per
share                714,195   1,428      -          -      5,714       -

Contributed capital
by shareholder           -       -        -          -      3,982       -

Net loss for the
year ended November
30, 2001                 -       -        -          -        -     (36,149)

Balance, November
30, 2001           1,000,000  $2,000    5,835  $  1,459 $ 301,197 $(346,147)
The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                  From
                                                             Inception on
                                                             May 12, 1987
                                        For the Years Ended     Through
                                            November 30,     November 30,
                                        2001         2000        2001
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                              $   (36,149) $ (28,515) $ (346,149)
 Adjustments to reconcile net loss to
 net cash used by operating activities
 Issuance of stock for services                -        9,450      83,645
 Write off of Assets                           -          -       188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts payable   25,025     10,205      53,898

  Net Cash (Used) by Operating Activities  (11,124)    (8,860)    (19,979)

CASH FLOWS FROM INVESTING ACTIVITIES           -          -           -

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                7,142        -         7,142
 Contributed capital                         3,982      8,860      12,837

  Net Cash Provided by Financing Activities 11,124      8,860      19,979

NET INCREASE (DECREASE)IN CASH                 -          -           -

CASH AT BEGINNING OF PERIOD                    -          -           -

CASH AT END OF PERIOD                   $      -    $     -    $      -

Cash Payments For:

 Income taxes                           $      -    $     -    $      -
 Interest                               $      -    $     -    $      -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt           $      -    $  12,400    $   12,400
 Common stock issued for services       $      -    $   9,450    $   83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2001 and 2000

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

     c.  Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:


                                 Loss          Shares         Per Share
                             (Numerator)    (Denominator)       Amount

       For the year ended
       November 30, 2000    $   (28,515)        258,219     $   (0.11)

       For the year ended
       November 30, 2001    $   (36,149)         683,015     $   (0.05)

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

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     f.  Provision for Taxes

       At November 30, 2001, the Company had net operating loss carryforwards of approximately $37,726 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 35% as follows:

                                               For the Years Ended
                                                  November 30,
                                              2001           2000

  Income tax benefit at statutory rate      $  12,003  $    6,673
  Change in valuation allowance               (12,003)     (6,673)
                                            $     -    $      -

  Deferred tax assets (liabilities) are comprised of the following:

                                               For the Years Ended
                                                  November 30,
                                              2001           2000
  Income tax benefit at statutory rate      $  13,205  $   79,224
  Change in valuation allowance               (13,205)    (79,224)
                                            $     -    $      -

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

       g.  Change in Accounting Principles

       During the years ended November 30, 2001, and 2000, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2001 and 2000

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

NOTE 3 - PREFERRED STOCK

       Process Technology Systems, Inc. is authorized to issue 12,500,000 shares of preferred stock by action of the Company=s Board of Directors. The Board of Directors is authorized, without further action by stockholders, to determine the voting rights, dividend right, dividend rates, liquidation preferences, redemption provisions, conversion or exchange rights and other rights, preferences, privileges and restriction of any unissued series of preferred stock and the number of shares constituting such series.

       The Company has issued and outstanding 5,835 shares of preferred stock. The preferred stock has preference in liquidation and to dividends. The preferred stock is entitled to a $0.10 per share dividend if dividends are declared by the Board of Directors. Through November 30, 2001, no dividends have been declared.

NOTE 4 - MATERIAL EVENTS

       On May 14, 2001 the Company issued 714,195 shares of common stock at $0.01 per share to shareholders for cash valued at $7,142. In April, the Company enacted a one for 50 reverse stock split of its common and preferred stock. All share issuances have been stated retroactively.

NOTE 5 - RELATED PARTY TRANSACTIONS

       During 2001, the President contributed $3,982 to the Company by paying invoices on behalf of the Company.

       During 2000, contributions amounted to $8,860.

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

Business Experience.
--------------------

          William A. Silvey, Jr. Mr. Silvey is 67 years of age and has over 35 years experience as an officer and director of operating companies, and as a venture capitalist, financial consultant and business consultant. He was one of the founders of Intermedics, Inc. which grew to be one of the largest medical products companies in the world. Mr. Silvey has founded and operated more than fifteen companies during his business career. Since April 1993, he has been an associate of Eurotrade Financial, Inc., a Houston based financial consulting firm. Mr. Silvey is a graduate of California Institute of Technology with a Bachelors Degree in Mechanical Engineering. He also holds a Masters in Business Administration from Stanford University.

          W. Scott Thompson. Mr. Thompson is 52 years of age and has over 20 years experience as a venture capitalist and financial consultant. Since April 1993, Mr. Thompson has served as the President of Eurotrade Financial, Inc., a Houston based financial consulting firm. Prior to his tenure with Eurotrade, Mr. Thompson was employed by Harris-Forbes, Inc. (a Houston based financial and venture capital firm), from October 1983 to March 1993. Mr. Thompson still serves as an officer, director and consultant to Harris-Forbes. He is a graduate from the University of Texas with a Bachelors Degree in Business Administration and attended two years of graduate school of business working toward a double masters in business and accounting.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of the Company's directors and executive officers filed their Form 3's Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on March 19, 2001.

         Each of the Company's directors and executive officers filed Form 4's Changes in Beneficial Ownership of Securities with the Securities and Exchange Commission on or about the date this report was filed with the Securities and Exchange Commission.

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


                     Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

William A.  11/30/01   0     0     0     0      0     0    0
Silvey, Jr. 11/30/00   0     0     0     0      0     0    0
President,
Director

W. Scott    11/30/01   0     0     0     0      0     0    0
Thompson,   11/30/00   0     0     0     0      0     0    0
Secretary,
Director

           * In January 2000, Messrs. Silvey and Thompson were each issued 800,000 shares of "restricted securities" of Process Technology valued at an aggregate total of $4,200 or $0.525 per share, for non-capital raising services rendered. See
               Part I, Item 1.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended November 30, 2001 or 2000. Further, no member of Process Technology's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of Process Technology's common stock as of the date hereof, to wit:


                        Number of Shares           Percentage
Name and Address       Beneficially Owned           of Class
----------------       ------------------           --------

Fulton Holdings Ltd.           85,703                 8.6%
P. O. Box 4709
Pasadena, Texas 77502

Helen Silvey                   85,703                 8.6%
5227 Cripple Creek Court
Houston, Texas 77017

Clarence J. Von Drehle         57,700                 5.8%
7250 Wynwood
Houston, Texas 77008

William A. Silvey, Jr.(1)     142,963(1)             14.3%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          333,644(2)             33.4%
6371 Richmond, #200
Houston, Texas 77057

Leonard W. Burningham, Esq.    92,858                 9.3%
455 East 500 South,
Suite 205
Salt Lake City, Utah
84111

TOTALS:                       798,571                79.9%


          (1) 80 of these shares are held of record in the name of the Silvey Children's Trust, and 20 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr.

          (2) 33,568 of these shares are held of record in the name of the Thompson Family Trust, 100 shares are owned by W.L. Thompson, Jr., W. Scott Thompson's father, 42,852 shares are owned by Candy Segall Thompson, W. Scott Thompson's wife,
               21,426 shares are owned by Candy Segall Thompson c/f Traci
               Thompson, W. Scott Thompson's daughter, 21,426 shares are owned by Candy Segall Thompson c/f William S. Thompson, 28,558 shares are owned by the William Scott Thompson 1983 Family Trust,
               42,852 shares are owned by Happy Lucky, LLC, which is controlled W. Scott Thompson.

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of Process Technology common stock by directors and executive officers as of the date hereof, to wit:

                          Number of Shares
                         Beneficially Owned      Percentage of
Name and Address           as of 3/7/02           of Class
----------------         ------------------      -------------

William A. Silvey, Jr.(1)     142,963(1)             14.3%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          333,644(2)             33.4%
6371 Richmond, #200
Houston, Texas 77057

TOTALS                        476,607                47.7%


          (1) 80 of these shares are held of record in the name of the Silvey Children's Trust, and 20 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr.

          (2) 33,568 of these shares are held of record in the name of the Thompson Family Trust, 100 shares are owned by W.L. Thompson, Jr., W. Scott Thompson's father, 42,852 shares are owned by Candy Segall Thompson, W. Scott Thompson's wife, 21,426 shares are owned by Candy Segall Thompson c/f Traci Thompson, W. Scott Thompson's daughter, 21,426 shares are owned by Candy Segall Thompson c/f William S. Thompson, 28,558 shares are owned by the William Scott Thompson 1983 Family Trust, 42,852 shares are owned by Happy Lucky, LLC, which is controlled W. Scott Thompson.

Changes in Control.
-------------------

          There are no present arrangements or pledges of Process
Technology's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Process Technology and any director, executive officer, five percent stockholder or associate of any of these persons except the following: (i) Process Technology issued an aggregate total of 15,120 post-split shares of common stock ("restricted securities")to Messrs. Silvey and Thompson (7,560 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at an aggregate total of $7,560; and (ii) Process Technology issued an aggregate total of 32,000 post-split shares of common stock ("restricted securities")to Messrs. Silvey and Thompson (16,000 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at an aggregate total of $4,200; (iii) an aggregate total of 67,200 post-split shares of common stock ("restricted securities), 33,600 to each, were issued to reduce accounts payable by $6,806, representing advances by these persons; (iv) an aggregate total of 592,782 shares were purchased for $.01 per share by certain officers, directors and 5% shareholders, as outlined under heading "Sales of "unregistered" and "restricted" Securities during the past three years," Part I, Item 1.

Parents of the Issuer.
----------------------

          The Company has no parents.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None.
                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

3 Articles of Amendment respecting the 50 for 1 reverse to the Company's common and preferred shares.

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


                                         Process Technologies, INC.

Date: 3/14/02                            By/s/William A. Silvey, Jr.
     ------------                            --------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 3/14/02                            By/s/W. Scott Thompson
     ------------                           ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                         Process Technologies, INC.

Date: 3/14/02                            By/s/William A. Silvey, Jr.
     ------------                          --------------------------
                                           William A. Silvey, Jr.,
                                           Director
                                           and President

Date: 3/14/02                            By/s/W. Scott Thompson
     ------------                           ------------------------
                                            W. Scott Thompson, Director
                                            Secretary