Form 10QSB
period 2002-02-28
PROCESS TECHNOLOGY SYSTEMS INC
filed 2002-04-22
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended February 28, 2002
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

                            February 28, 2002

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

                        February 28, 2002

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                               February 28,      November 30,
                                                   2002            2001
                                               (Unaudited)
CURRENT ASSETS                            $             -      $       -

 Total Current Assets                                   -              -

 TOTAL ASSETS                             $             -      $       -

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $             39,198 $    41,491


  Total Liabilities                                     39,198      41,491

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred
  shares, at $0.25 par value: 5,833 shares issued
  and outstanding                                        1,459       1,459
 Common stock authorized 50,000,000 common shares
  at $0.002 par value: 1,000,000 shares issued and
  outstanding                                            2,000       2,000
 Capital in excess of par value                        305,799     301,197
 Deficit accumulated during the development stage     (348,456)   (346,197)

  Total Stockholders' Equity (Deficit)                 (39,198)    (41,491)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                              $             -      $       -

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                Inception on
                                         For the                May 12, 1987
                                    Three Months Ended            Through
                                        February 28,             February 28,
                                  2002              2001             2002
REVENUES                          $         -     $        -   $        -

EXPENSES

 General and administrative             2,309          1,330      348,456

    Total Expenses                      2,309          1,330      348,456

NET LOSS                          $    (2,309)    $   (1,330)  $ (348,456)

BASIC LOSS PER SHARE              $     (0.00)    $    (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                  1,000,000        285,805

the accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, May 12,
1987                130,000 $    260       -    $   -    $188,367   $   -

February 18, 1988,
common stock
issued for
services at $0.10
per share            11,665       23       -        -       1,143       -

February 18, 1988,
preferred stock
issued for services
at $12.50 per share      -        -       5,835    1,459   71,446        -

June 9, 1988, common
stock issued for
services valued at
$0.10 per share       1,000        2       -        -          98        -

March 30, 1990,
common stock issued
for services, valued
at $0.10 per share      240       -        -        -          24        -

Net loss from
inception on May 12,
1987 through
November 30, 1996       -         -        -        -         -    (262,822)

Balance, November
30, 1996            142,905      285     5,835    1,459    261,078 (262,822)

Net loss for the
year ended
November 30, 1997       -        -         -        -         -         -

Balance, November
30, 1997            142,905      285     5,835    1,459    261,078 (262,822)

Net loss for the
year ended
November 30, 1998       -        -         -        -         -      (2,363)

Balance, November
30, 1998            142,905      285     5,835    1,459    261,078 (265,185)

Net loss for the
year ended
November 30, 1999       -        -         -        -         -     (16,298)

Balance, November
30, 1999            142,905      285     5,835    1,459    261,078 (281,483)

January 5, 2000,
common stock
issued for debt
valued at $0.10
per share           124,000      248       -        -       12,152      -

September 27,
2000, common stock
issued for services
valued at $0.50
per share            18,900       39       -        -        9,411      -

Contributed capital     -        -         -        -        8,860      -

Balance forward     285,805  $   572   5,835  $ 1,459     $291,501 $(309,998)

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance forward     285,805  $   572    5,835  $ 1,459 $291,501  $(309,998)

Net loss for the
year ended
November 30, 2000       -        -        -        -        -      (28,515)

Balance, November
30, 2000            285,805  $   572    5,835  $ 1,459 $291,501  $(309,998)

May 11, 2001, common
stock issued for
cash valued at $0.01
per share
                    714,195    1,428     -         -      5,714         -

Contributed
capital                 -        -        -        -      3,982         -

Net loss for the
nine months ended
November 31, 2002       -        -        -        -        -       (36,149)

Balance, November 31,
2002              1,000,000  $ 2,000   5,835   $ 1,459 $301,197   $(346,147)

Contributed Capital
by shareholder          -        -        -        -      4,602         -

Net loss for the three
months ended February
28, 2002 (unaudited)    -        -        -        -        -        (2,309)

Balance, February 28,
2002 (unaudited)  1,000,000  $ 2,000   5,835   $ 1,459 $305,799   $(348,456)

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                  From
                                                              Inception on
                                        For the               May 12, 1987
                                   Three Months Ended            Through
                                       February 28,            February 28,
                                    2002          2001             2002
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                       $     (2,309)  $  (1,330)   $  (348,456)
 Issuance of stock for services          -           -           83,645
 Write off of Assets                     -           -          188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts
   payable                            (2,293)     (1,600)        51,603

  Net Cash (Used) by Operating
  Activities                          (4,602)     (2,930)       (24,581)

CASH FLOWS FROM INVESTING ACTIVITIES     -           -              -

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash           -           -            7,142
 Contributed capital                   4,602       2,930         17,439

  Net Cash Provided by Financing
  Activities                           4,602       2,930         24,581

NET INCREASE (DECREASE) IN CASH          -           -              -

CASH AT BEGINNING OF PERIOD              -           -              -

CASH AT END OF PERIOD           $        -      $    -         $    -

Cash Payments For:

 Income taxes                   $        -      $    -         $    -
 Interest                       $        -      $    -         $    -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt   $        -      $    -         $ 12,400
 Common stock issued for
  services                      $        -      $    -         $ 83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
              February 28, 2002 and November 30, 2001


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2002 and 2001 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2001 audited financial statements. The results of operation for periods ended February 28, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

Results of Operations.
----------------------

          At February 28, 2002, the Company had $0 in assets and $39,198 in
liabilities.   The Company had no revenues for the three months ended February
28, 2002, with $2,309 in expenses, for a net loss of ($2,309).

          The Company incurred losses of ($2,309) for the period ended February 28, 2002. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At Feburary 28, 2002, the Company had no current assets, with total current liabilities of $39,198. Total stockholder's equity was ($39,198).

          During the period ended February, 2002, capital contributions by a principal stockholder amounted to $4,602.

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

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 4/22/02                            By/s/William A. Silvey
      -------                                ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 4/22/02                            By/s/W. Scott Thompson
      -------                                ------------------------
                                             W. Scott Thompson, Director
                                             Secretary