Form 10QSB
period 2002-05-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2002-07-22
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended May 31, 2002
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

                               May 31, 2002

                          Common - 1,000,000 shares
                          Preferred - 5,835 shares

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

                           May 31, 2002

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                  May 31,      November 30,
                                                   2002            2001
                                               (Unaudited)
CURRENT ASSETS                               $          -      $       -
                                             ------------      ---------
 Total Current Assets                                   -              -
                                             ------------      ---------
 TOTAL ASSETS                                $          -      $       -
                                             ============      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                            $     40,282      $  41,491
                                             ------------      ---------
  Total Liabilities                                40,282         41,491
                                             ------------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000
  preferred shares, at $0.25 par value:
  5,835 shares issued and outstanding               1,459          1,459
 Common stock authorized 50,000,000
  common shares at $0.002 par value:
  1,000,000 shares issued and
  outstanding                                       2,000          2,000
 Capital in excess of par value                   309,413        301,197
 Deficit accumulated during the development
  stage                                          (353,154)      (346,197)
                                             ------------      ---------
  Total Stockholders' Equity (Deficit)            (40,282)       (41,491)
                                             ------------      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                 $          -      $       -
                                             ============      =========

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                                   For the        For the        May 12, 1987
                             Six Months Ended Three Months Ended    Through
                                    May 31,       May 31,           May 31,
                            2002        2001    2002      2001       2002
REVENUES                  $       -   $      -  $      -    $     -  $      -
                          ---------   --------  --------    -------  --------
EXPENSES

 General and
  administrative              7,007     31,813     4,698     30,483   353,154
                          ---------   --------  --------    -------  --------
     Total Expenses           7,007     31,813     4,698     30,483   353,154
                          ---------   --------  --------    -------  --------
NET LOSS                  $  (7,007)  $(31,813) $ (4,698)  $(30,483)$(353,154)
                          =========   ========  ========    =======  ========
BASIC AND FULLY DILUTED
 LOSS PER SHARE           $   (0.00)  $  (0.11) $  (0.00)  $ (0.10)
                          =========   ========  ========   =======
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING              1,000,000    285,805 1,000,000   285,805
                          =========   ======== =========   =======

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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance forward     285,805  $   572    5,835  $ 1,459 $291,501  $(309,998)

Net loss for the
year ended
November 30, 2000       -        -        -        -        -      (28,515)

Balance, November
30, 2000            285,805  $   572    5,835  $ 1,459 $291,501  $(309,998)

May 11, 2001, common
stock issued for
cash valued at $0.01
per share           714,195    1,428     -         -      5,714         -

Contributed
capital                 -        -        -        -      3,982         -

Net loss for the
nine months ended
November 31, 2002       -        -        -        -        -       (36,149)

Balance, November 31,
2002              1,000,000  $ 2,000   5,835   $ 1,459 $301,197   $(346,147)

Contributed Capital
by shareholder          -        -        -        -      8,216         -

Net loss for the six
months ended May
31, 2002 (unaudited)    -        -        -        -        -        (7,007)

Balance, May 31,
2002 (unaudited)  1,000,000  $ 2,000   5,835   $ 1,459 $309,413   $(353,154)

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                  From
                                                              Inception on
                                        For the               May 12, 1987
                                   Three Months Ended            Through
                                        May 31,                  May 31,
                                    2002          2001             2002
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                           $ (7,007)  $ (31,813)   $  (353,154)
 Issuance of stock for services          -           -           83,645
 Write off of Assets                     -           -          188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts
   payable                            (1,209)     21,741         52,687
                                    --------   ---------    -----------
  Net Cash (Used) by Operating
  Activities                          (8,216)     10,072        (28,195)
                                    --------   ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES     -           -              -
                                    --------   ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash           -           -            7,142
 Contributed capital                   8,216       2,930         21,053
                                    --------   ---------    -----------
  Net Cash Provided by Financing
  Activities                           8,216       2,930         28,195
                                    --------   ---------    -----------
NET INCREASE (DECREASE) IN CASH          -           -              -

CASH AT BEGINNING OF PERIOD              -           -              -
                                    --------   ---------    -----------
CASH AT END OF PERIOD               $    -     $     -      $       -
                                    ========   =========    ===========
Cash Payments For:

 Income taxes                       $    -     $     -      $       -
 Interest                           $    -     $     -      $       -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt       $    -     $     -      $    12,400
 Common stock issued for
  services                          $    -     $     -      $    83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                May 31, 2002 and November 30, 2001


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2002 and 2001 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2001 audited financial statements. The results of operation for periods ended May 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

Results of Operations.
----------------------

          At May 31, 2002, the Company had $0 in assets and $40,282 in
liabilities.   The Company had no revenues for the six months ended May
31, 2002, with $7,007 in expenses, for a net loss of ($7,007).

          The Company incurred losses of ($7,007) for the period ended
May 31, 2002. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At May 31, 2002, the Company had no current assets, with total current liabilities of $40,282. Total stockholder's equity was ($40,282).

          During the period ended May 31, 2002, capital contributions by a principal stockholder amounted to $8,216.

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

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 7/22/02                            By/s/William A. Silvey
      -------                                ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 7/22/02                            By/s/W. Scott Thompson
      -------                                ------------------------
                                             W. Scott Thompson, Director
                                             Secretary