Form 10QSB
period 2002-08-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2002-10-08
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2002
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

                            August 31, 2002

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

              August 31, 2002 and November 30, 2001

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                August 31,      November 30,
                                                   2002            2001
                                                 (Unaudited)
CURRENT ASSETS                                      $      -      $       -
                                                    --------      ---------
 Total Current Assets                                      -              -
                                                    --------      ---------
 TOTAL ASSETS                                       $      -      $       -
                                                    ========      =========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                   $ 44,071      $  41,491
                                                    --------      ---------
  Total Liabilities                                   44,071         41,491
                                                    --------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred
  shares, at $0.25 par value: 5,835 shares issued
  and outstanding                                      1,459          1,459
 Common stock authorized 50,000,000 common shares
  at $0.002 par value: 1,000,000 shares issued and
  outstanding                                          2,000          2,000
 Capital in excess of par value                      309,413        301,197
 Deficit accumulated during the development stage   (356,943)      (346,147)
                                                    --------       --------
  Total Stockholders' Equity (Deficit)               (44,071)       (41,491)
                                                    --------       --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                        $      -       $      -
                                                    ========       ========

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                                   For the        For the      August 12, 1987
                            Nine Months Ended Three Months Ended    Through
                                 August 31,      August 31,        August 31,
                            2002        2001    2002      2001       2002
REVENUES                  $       -   $      -  $      -   $     -  $       -
                          ---------   --------  --------   -------  ---------
EXPENSES

 General and
  administrative             10,796     33,944     3,789     2,131    356,943
                          ---------   --------  --------   -------  ---------
     Total Expenses          10,796     33,944     3,789     2,131    356,943
                          ---------   --------  --------   -------  ---------
NET LOSS                  $ (10,796)  $(33,944) $ (3,789)  $(2,131) $(356,943)
                          =========   ========  ========   =======  =========
BASIC AND FULLY DILUTED
 LOSS PER SHARE           $   (0.01)  $  (0.04) $  (0.00)  $ (0.10)
                          =========   ========  ========   =======
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING              1,000,000    720,532 1,000,000   720,532
                          =========   ======== =========   =======

the accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, August 12,
1987                130,000 $    260       -    $   -    $188,367   $   -

February 18, 1988,
common stock
issued for
services at $0.10
per share            11,665       23       -        -       1,143       -

February 18, 1988,
preferred stock
issued for services
at $12.50 per share      -        -       5,835    1,459   71,446        -

June 9, 1988, common
stock issued for
services valued at
$0.10 per share       1,000        2       -        -          98        -

March 30, 1990,
common stock issued
for services, valued
at $0.10 per share      240       -        -        -          24        -

Net loss from
inception on August 12,
1987 through
November 30, 1996       -         -        -        -         -    (262,822)

Balance, November
30, 1996            142,905      285     5,835    1,459    261,078 (262,822)

Net loss for the
year ended
November 30, 1997       -        -         -        -         -         -

Balance, November
30, 1997            142,905      285     5,835    1,459    261,078 (262,822)

Net loss for the
year ended
November 30, 1998       -        -         -        -         -      (2,363)

Balance, November
30, 1998            142,905      285     5,835    1,459    261,078 (265,185)

Net loss for the
year ended
November 30, 1999       -        -         -        -         -     (16,298)

Balance, November
30, 1999            142,905      285     5,835    1,459    261,078 (281,483)

January 5, 2000,
common stock
issued for debt
valued at $0.10
per share           124,000      248       -        -       12,152      -

September 27,
2000, common stock
issued for services
valued at $0.50
per share            18,900       39       -        -        9,411      -

Contributed capital     -        -         -        -        8,860      -

Balance Forward     285,805      572     5,835   $1,459   $291,501 $(281,483)

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance Forward     285,805      572    5,835  $ 1,459 $291,501  $(281,483)

Net loss for the
year ended
November 30, 2000       -        -        -        -        -      (28,515)

Balance, November
30, 2000            285,805  $   572    5,835  $ 1,459 $291,501  $(309,998)

May 11, 2001, common
stock issued for
cash valued at $0.01
per share           714,195    1,428      -        -      5,714         -

Contributed
capital                 -        -        -        -      3,982         -

Net loss for the
year ended
November 30, 2001       -        -        -        -        -       (36,149)

Balance, November 30,
2001              1,000,000  $ 2,000    5,835  $ 1,459 $301,197   $(346,147)

Contributed Capital
by shareholder
(unaudited)             -        -        -        -      8,216         -

Net loss for the nine
months ended August
31, 2002 (unaudited)    -        -        -        -        -       (10,796)

Balance, August 31,
2002 (unaudited)  1,000,000  $ 2,000   5,835   $ 1,459 $309,413   $(356,943)

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                  From
                                                              Inception on
                                        For the              August 12, 1987
                                   Nine Months Ended              Through
                                       August 31,                August 31,
                                    2002          2001             2002
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                           $(10,796)  $ (33,944)   $  (356,943)
 Adjustments to reconcile net
 loss to net cash used by operating
 activities:
 Issuance of stock for services          -           -           83,645
 Write off of Assets                     -           -          188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts
   payable                             2,580      23,872         56,478
                                    --------   ---------    -----------
  Net Cash (Used) by Operating
  Activities                          (8,216)    (10,072)       (28,193)
                                    --------   ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES     -           -              -
                                    --------   ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash           -         7,142          7,142
  Contributed capital                  8,216       2,930         21,051
                                    --------   ---------    -----------
  Net Cash Provided by Financing
  Activities                           8,216      10,072         28,193
                                    --------   ---------    -----------
NET INCREASE (DECREASE) IN CASH          -           -              -

CASH AT BEGINNING OF PERIOD              -           -              -
                                    --------   ---------    -----------
CASH AT END OF PERIOD               $    -     $     -      $       -
                                    ========   =========    ===========
Cash Payments For:

 Income taxes                       $    -     $     -      $       -
 Interest                           $    -     $     -      $       -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt       $    -     $     -      $    12,400
 Common stock issued for
  services                          $    -     $     -      $    83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
              August 31, 2002 and November 30, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2002 and 2001 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2001 audited financial statements. The results of operation for periods ended August 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

Results of Operations.
----------------------

          At August 31, 2002, the Company had $0 in assets and $44,071 in
liabilities.   The Company had no revenues for the three months ended August
31, 2002, with $3,789 in expenses, for a net loss of ($3,789); and the Company had no revenues for the nine months ended August 31, 2002, with $10,796 in expenses, for a net loss of ($10,796).

          The Company incurred losses of ($10,796) for the period ended August 31, 2002. Primarily all of these expenses were utilized for attorney's fees, accounting fees and filing fees to maintain the Company in good standing and to file its reports with the Securities and Exchange Commission.

Liquidity.
----------

          At August 31, 2002, the Company had no current assets, with total current liabilities of $44,071. Total stockholder's equity was ($44,071).

          During the period ended August 31, 2002, capital contributions by a principal stockholder amounted to $8,216.

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

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 9/30/02                            By/s/William A. Silvey
      -------                                ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 9/30/02                            By/s/W. Scott Thompson
      -------                                ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Process Technology Corporation (the "Company") on Form 10-QSB for the period ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, William A. Silvey, President and director and W. Scott Thompson, Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/William A. Silvey, Jr.
President and director
9/30/02

/s/W. Scott Thompson
Secretary and director
9/30/02