Form 10QSB/A
period 2002-08-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2002-11-08
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A-1

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

Item 3.  Controls and Procedures.

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Date: 11/7/02                            By/s/William A. Silvey
      -------                                ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 11/7/02                            By/s/W. Scott Thompson
      -------                                ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the amended Quarterly report of Process Technology Corporation (the "Company") on Form 10-QSB/A-1 for the period ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, William A. Silvey, President and director and W. Scott Thompson, Secretary of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/William A. Silvey, Jr.
President and director
11/7/02

/s/W. Scott Thompson
Secretary and director
11/7/02