Form 10KSB
period 2002-11-30
PROCESS TECHNOLOGY SYSTEMS INC
filed 2003-02-20
CIK 744667

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended November 30, 2002
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

     (1)   Yes  X   No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   November 30, 2002
- $0

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     January 29, 2003 - $402.84. There are approximately 201,419 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          January 29, 2003

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
                              PART I

Item 1.  Description of Business.
        -------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     ------------------------------------

          Process Technology Systems, Inc. ("Process Technology" or our "Company") was organized under the laws of the State of Nevada on May 12, 1987, under the name "Process Technology, Inc." It was formed to engage in any lawful activity.

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

          On May 21, 2001, our Company authorized a reverse split of the outstanding common and preferred stock of the Corporation on a 50 for 1 basis. A copy of the Articles of Amendment was attached to our Company's 10KSB for the year ended November 30, 2001, and which is incorporated herein by reference. See Part III, Item 13.

          Copies of the Initial Articles of Incorporation, as amended, and the Bylaws, were attached to our Company's Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on February 18, 2000, and which is incorporated by reference. See Part III,
Item 13.

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

          Our Company closed a Private Placement of its common stock on May 11, 2001, whereby our Company issued 714,195 shares to 16 subscribers for $0.01 per share.

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


        (1) All services were "non-capital raising" and valued at $0.01 per share for an aggregate total of $9,450; these securities were issued pursuant to Rule 701 of the Securities and Exchange Commission. These non-capital raising services included, but were not limited to bringing our Company current in its filings with the State of Nevada; various meetings and conferences in respect thereof; review of related correspondence; discussions with our Company's accounting firm and review of drafts and final copies of audited financial statements; preparation and review of drafts and final copies of our Company's 10-SB Registration Statement; and various conference calls and discussions with Mr. Burningham respecting same.

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

         (4) Our Company issued through a Private Placement 714,195 post-split shares of common stock at $0.01 per share on May, 11 2001.

Business.
---------

          Our Company has had no material business operations since 1989. The Company may begin the search for the acquisition of assets, property or business that may benefit our Company and its stockholders once the Board of Directors sets guidelines of industries in which our Company may have an interest.

          Our Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          Our Company filed a definitive proxy statement with the Securities and Exchange Commission on April 16, 2001, for a special meeting respecting a reverse split on a 50 for 1 basis of our Company's outstanding common and preferred securities; to increase the authorized capital from 25,000,000 to 50,000,000 shares of common stock and to authorized the Board of Directors to change the name of our Company to conform with the business or industry that the Board of Directors determines to engage in or conforms with the name of any properties or businesses acquired by our Company. At the special meeting, 8,468,000 shares voted in favor of the foregoing proposals, none voted against and 10,000 shares abstained.

                         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     Our Company's common stock commenced to trade on the "OTC
Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second fiscal quarter of 2001 under the symbol "PTCY."

     The range of high and low bid quotations for our Company's common stock during the each quarter of the fiscal year ended November 30, 2001 and 2002, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS**

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

February 28, 2001                       None               None

May 31, 2001                           $0.50               $0.03125

August 31, 2001*                       $0.50               $0.05

November 30, 2001*                     $0.10               $0.10

February 28, 2002*                     $0.10               $0.10

May 31, 2002*                          $0.10               $0.05

August 30, 2002*                       $0.05               $0.05

November 29, 2002*                     $0.05               $0.01

          *    After the 1 for 50 reverse split.

          ** The future sale of presently outstanding "restricted securities" (common stock) of our Company by present members of management and others may have an adverse effect on any market
               in the shares of common stock of our Company.   Except for the
               shares that are indicated as having been issued within the past 12 months under the heading "Sales of "Unregistered" and
             "Restricted" Securities During the Past Three Years", Part I,
             Item 1, hereof, all outstanding "restricted securities" of Process Technology have already satisfied the "holding period" requirements of Rule 144.

Holders.
--------

          The number of record holders of Process Technology's securities as of the date of this Report is approximately 119.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

          Our Company has not engaged in any material operations during the year ended November 30, 2002 or during the last two fiscal years.

          Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

          Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Results of Operations.
----------------------

          Process Technology has had no material operations for over five years. It incurred losses of ($11,531), for the year ended November 30, 2002; ($36,149) for the year ended November 30, 2001; and ($357,678) from inception on May 12, 1987 through November 30, 2002. Virtually all expenses during fiscal 2002 and 2001 were utilized for attorney's fees, accounting fees and filing fees to maintain our Company in good standing.

Liquidity.
----------

          Process Technology has no cash resources, and expenses during fiscal 2002 were advanced by members of management, in the amount of $8,216.

Item 7.  Financial Statements.
------------------------------

For the periods ended November 30, 2002 and 2001

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        November 30, 2002

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

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 8

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . 9

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Process Technology Systems, Inc.
(A Development Stage Company)
Houston, Texas


We have audited the accompanying balance sheet of Process Technology
Systems, Inc. (a development stage company) as of November 30, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2002 and 2001 and from inception on May 12, 1987 through November 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Technology Systems, Inc. (a development stage company) as of November 30, 2002, and the results of its operations and its cash flows for the years ended November 30, 2002 and 2001, and from inception on May 12, 1987 through November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/S/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
January 15, 2003

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                          November 30,
                                                              2002
CURRENT ASSETS                                            $             -
                                                          ---------------
 Total Current Assets                                                   -
                                                          ---------------
 TOTAL ASSETS                                             $             -
                                                          ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                         $        44,806
                                                          ---------------
  Total Liabilities                                                44,806
                                                          ---------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred shares,
  at $0.25 par value: 5,835 shares issued and outstanding           1,459
 Common stock authorized 50,000,000 common shares
  at $0.002 par value: 1,000,000 shares issued and
  outstanding                                                       2,000
 Additional paid-in capital                                       309,413
 Deficit accumulated during the development stage                (357,678)
                                                          ---------------
  Total Stockholders' Equity (Deficit)                            (44,806)
                                                          ---------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $             -
                                                          ===============

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                  From
                                                             Inception on
                                                             May 12, 1987
                                        For the Years Ended     Through
                                            November 30,     November 30,
                                        2002         2001        2002
REVENUES                               $       -    $      -  $       -
                                       ---------    --------  ---------
EXPENSES

 General and administrative               11,531      36,149    357,678

                                       ---------    --------  ---------
  Total Expenses                          11,531      36,149    357,678
                                       ---------    --------  ---------
NET LOSS                               $ (11,531)   $(36,149) $(357,678)
                                       =========    ========  =========
BASIC LOSS PER SHARE                   $   (0.01)   $  (0.06)
                                       =========    ========
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING          1,000,000     638,015
                                       =========    ========

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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, November
30, 2000             285,805 $   572    5,835  $  1,459 $ 291,501 $(309,998)

May 11, 2001, common
stock issued for cash
valued at $0.01 per
share                714,195   1,428      -          -      5,714       -

Contributed capital
by shareholder           -       -        -          -      3,982       -

Net loss for the
year ended November
30, 2001                 -       -        -          -        -     (36,149)

Balance, November
30, 2001           1,000,000  $2,000    5,835  $  1,459 $ 301,197 $(346,147)

Capital contributed
by shareholder           -       -        -          -      8,216       -

Net loss for the year
ended November 30,
2002                     -       -        -          -        -     (11,531)

Balance, November
30, 2002          1,000,000   $2,000    5,835  $  1,459 $ 309,413 $(357,678)

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                  From
                                                             Inception on
                                                             May 12, 1987
                                        For the Years Ended     Through
                                            November 30,     November 30,
                                        2002         2001        2002
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                              $   (11,531) $ (36,149) $ (357,678)
 Adjustments to reconcile net loss to
 net cash used by operating activities
 Common stock issued for services              -          -        83,645
 Write off of Assets                           -          -       188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts payable    3,315     25,025      57,211
                                       -----------  ---------  ----------
  Net Cash Used by Operating Activities     (8,216)   (11,124)    (28,195)
                                       -----------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES           -          -           -
                                       -----------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                  -        7,142       7,142
 Contributed capital                         8,216      3,982      21,053
                                       -----------  ---------  ----------
  Net Cash Provided by Financing Activities  8,216     11,124      28,195
                                       -----------  ---------  ----------
NET INCREASE (DECREASE)IN CASH                 -          -           -

CASH AT BEGINNING OF PERIOD                    -          -           -
                                       -----------  ---------  ----------
CASH AT END OF PERIOD                  $       -    $     -    $      -
                                       ===========  =========  ==========
Cash Payments For:

 Income taxes                          $       -    $     -    $      -
 Interest                              $       -    $     -    $      -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt          $       -    $     -    $   12,400
 Common stock issued for services      $       -    $     -    $   83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2002 and 2001

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

     c.  Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                 Loss          Shares         Per Share
                             (Numerator)    (Denominator)       Amount

       For the year ended
       November 30, 2001    $   (36,149)         683,015     $   (0.06)

       For the year ended
       November 30, 2002    $   (11,531)       1,000,000     $   (0.01)

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

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     f.  Provision for Taxes

       At November 30, 2002, the Company had net operating loss carryforwards of approximately $49,301 that may be offset against future taxable income through 2022. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 35% as follows:

                                               For the Years Ended
                                                  November 30,
                                              2002           2001

  Income tax benefit at statutory rate      $   4,036  $   12,003
  Change in valuation allowance                (4,036)    (12,003)
                                            ---------  ----------
                                            $     -    $      -
                                            =========  ==========

  Deferred tax assets (liabilities) are comprised of the following:

                                               For the Years Ended
                                                  November 30,
                                              2002           2001
  Income tax benefit at statutory rate      $  17,241  $   13,205
  Change in valuation allowance               (17,241)    (13,205)
                                            ---------  ----------
                                            $     -    $      -
                                            =========  ==========

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

       g.  Change in Accounting Principles

       During the years ended November 30, 2002, and 2001, the Company adopted the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Exit or Disposal Activities," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2002 and 2001


NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a transaction with an existing, operating company. In the interim, shareholders of the Company are committed to meeting its minimal operating expenses.

NOTE 3 - PREFERRED STOCK

       Process Technology Systems, Inc. is authorized to issue 12,500,000 shares of preferred stock by action of the Company=s Board of Directors. The Board of Directors is authorized, without further action by stockholders, to determine the voting rights, dividend right, dividend rates, liquidation preferences, redemption provisions, conversion or exchange rights and other rights, preferences, privileges and restriction of any un-issued series of preferred stock and the number of shares constituting such series.

       The Company has issued and outstanding 5,835 shares of preferred stock. The preferred stock has preference in liquidation and dividends. The preferred stock is entitled to a $0.10 per share dividend if dividends are declared by the Board of Directors. Through November 30, 2002, no dividends have been declared.

NOTE 4 - RELATED PARTY TRANSACTIONS

       During the year ended November 30, 2002, the Company's president contributed $8,216 to the Company by paying certain expenses on behalf of the Company.

       During the year ended November 30, 2001, contributions amounted to $3,982.

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

Business Experience.
--------------------

          William A. Silvey, Jr. Mr. Silvey is 68 years of age and has over 36 years experience as an officer and director of operating companies, and as a venture capitalist, financial consultant and business consultant. He was one of the founders of Intermedics, Inc. which grew to be one of the largest medical products companies in the world. Mr. Silvey has founded and operated more than fifteen companies during his business career. Since April 1993, he has been an associate of Eurotrade Financial, Inc., a Houston based financial consulting firm. Mr. Silvey is a graduate of California Institute of Technology with a Bachelors Degree in Mechanical Engineering. He also holds a Masters in Business Administration from Stanford University.

          W. Scott Thompson. Mr. Thompson is 53 years of age and has over 21 years experience as a venture capitalist and financial consultant. Since April 1993, Mr. Thompson has served as the President of Eurotrade Financial, Inc., a Houston based financial consulting firm. Prior to his tenure with Eurotrade, Mr. Thompson was employed by Harris-Forbes, Inc. (a Houston based financial and venture capital firm), from October 1983 to March 1993. Mr. Thompson still serves as an officer, director and consultant to Harris-Forbes. He is a graduate from the University of Texas with a Bachelors Degree in Business Administration and attended two years of graduate school of business working toward a double masters in business and accounting.

Significant Employees.
----------------------

          There are no employees who are not executive officers and who are expected to make a significant contribution to our Company's business.

Family Relationships.
---------------------

         There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of our Company's directors and executive officers filed their Form 3's Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on March 19, 2001.

         Each of our Company's directors and executive officers filed Form 4's Changes in Beneficial Ownership of Securities with the Securities and Exchange Commission on or about the date this Report was filed with the Securities and Exchange Commission.

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


                     Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

William A.  11/30/02   0     0     0     0      0     0    0
Silvey, Jr. 11/30/01   0     0     0     0      0     0    0
President,
Director

W. Scott    11/30/02   0     0     0     0      0     0    0
Thompson,   11/30/01   0     0     0     0      0     0    0
Secretary,
Director

           * In January 2000, Messrs. Silvey and Thompson were each issued 800,000 shares of "restricted securities" of Process Technology valued at an aggregate total of $4,200 or $0.525 per share, for non-capital raising services rendered. See
               Part I, Item 1.

Stock Option Plans.
-------------------

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ended November 30, 2002 or 2001. Further, no member of Process Technology's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of Process Technology's common stock as of the date hereof, to wit:


                        Number of Shares           Percentage
Name and Address       Beneficially Owned           of Class
----------------       ------------------           --------

Fulton Holdings Ltd.           85,703                 8.6%
P. O. Box 4709
Pasadena, Texas 77502

Helen Silvey                   85,703                 8.6%
5227 Cripple Creek Court
Houston, Texas 77017

Clarence J. Von Drehle         57,700                 5.8%
7250 Wynwood
Houston, Texas 77008

William A. Silvey, Jr.(1)     142,963(1)             14.3%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          333,654(2)             33.4%
6371 Richmond, #200
Houston, Texas 77057

Leonard W. Burningham, Esq.(3) 92,858(3)              9.3%
455 East 500 South,
Suite 205
Salt Lake City, Utah
84111

TOTALS:                       798,581                79.9%


          (1) 80 of these shares are held of record in the name of the Silvey Children's Trust, and 20 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr.

          (2) 33,568 of these shares are held of record in the name of the Thompson Family Trust, 100 shares are owned by W.L. Thompson, Jr., W. Scott Thompson's father, 42,852 shares are owned by Candy Segall Thompson, W. Scott Thompson's wife,
               21,426 shares are owned by Candy Segall Thompson c/f Traci
               Thompson, W. Scott Thompson's daughter, 21,426 shares are owned by Candy Segall Thompson c/f William S. Thompson, 28,568 shares are owned by the William Scott Thompson 1983 Family Trust,
               42,852 shares are owned by Happy Lucky, LLC, which is controlled W. Scott Thompson.

          (3)  64,278 of these shares are held in JTWROS with Stacy
               Burningham, Leonard W. Burningham's wife.

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of Process Technology common stock by directors and executive officers as of the date hereof, to wit:

                          Number of Shares
                         Beneficially Owned      Percentage of
Name and Address           as of 3/7/02           of Class
----------------         ------------------      -------------

William A. Silvey, Jr.(1)     142,963(1)             14.3%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          333,654(2)             33.4%
6371 Richmond, #200
Houston, Texas 77057

TOTALS                        476,617                47.7%


          (1) 80 of these shares are held of record in the name of the Silvey Children's Trust, and 20 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr.

          (2) 33,568 of these shares are held of record in the name of the Thompson Family Trust, 100 shares are owned by W.L. Thompson, Jr., W. Scott Thompson's father, 42,852 shares are owned by Candy Segall Thompson, W. Scott Thompson's wife, 21,426 shares are owned by Candy Segall Thompson c/f Traci Thompson, W. Scott Thompson's daughter, 21,426 shares are owned by Candy Segall Thompson c/f William S. Thompson, 28,568 shares are owned by the William Scott Thompson 1983 Family Trust, 42,852 shares are owned by Happy Lucky, LLC, which is controlled W. Scott Thompson.

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

          Our Company has no parents.

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

Annual Report on Form 10-KSB for the year
ended November 30, 2001*                       Part I

     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

Item 14.  Controls and Procedures.
----------------------------------

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


                                         Process Technologies, INC.

Date: 2/18/03                            By/s/William A. Silvey, Jr.
     ------------                            --------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 2/18/03                            By/s/W. Scott Thompson
     ------------                           ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                         Process Technologies, Inc.

Date: 2/18/03                            By/s/William A. Silvey, Jr.
     ------------                          --------------------------
                                           William A. Silvey, Jr.,
                                           Director
                                           and President

Date: 2/18/03                            By/s/W. Scott Thompson
     ------------                           ------------------------
                                            W. Scott Thompson, Director
                                            Secretary

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Process Technology Corporation (the "Company") on Form 10-KSB for the period ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, William A. Silvey, President and director and W. Scott Thompson, Secretary of our Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/William A. Silvey, Jr.
President and director
2/18/03

/s/W. Scott Thompson
Secretary and director
2/18/03

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William A. Silvey, Jr., President of Process Technology Systems, Inc. (the "Company"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Company;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 18, 2003             Signature:/s/William A. Silvey, Jr.
                                     William A. Silvey, Jr.
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, W. Scott Thompson, Secretary of Process Technology Systems, Inc. (the "Company"), certify that:

     1.   I have reviewed this Annual Report on Form 10-QSB of the Company;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 18, 2003             Signature:/s/W. Scott Thompson
                                     W. Scott Thompson
                                     Secretary