Form 10QSB
period 2003-02-28
PROCESS TECHNOLOGY SYSTEMS INC
filed 2003-04-14
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended February 28, 2003
                           -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
(State or Other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

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

                            February 28, 2003

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

             February 28, 2003 and November 30, 2002

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 February 28,    November 30,
                                                     2003          2002
                                                 (Unaudited)
CURRENT ASSETS                                   $        -      $       -
                                                 ----------      ---------
 Total Current Assets                                     -              -
                                                 ----------      ---------
 TOTAL ASSETS                                    $        -      $       -
                                                 ==========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                $   48,470      $  44,806
                                                 ----------      ---------
  Total Liabilities                                  48,470         44,806
                                                 ----------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000
  preferred shares, at $0.25 par value:
  5,835 shares issued and outstanding                 1,459          1,459
 Common stock authorized 50,000,000 common
  shares at $0.002 par value: 1,000,000
  shares issued and outstanding                       2,000          2,000
 Capital in excess of par value                     309,413        309,413
 Deficit accumulated during the development stage  (361,342)      (357,678)
                                                  ---------      ---------
  Total Stockholders' Equity (Deficit)              (48,470)       (44,806)
                                                  ---------      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $       -      $       -
                                                  =========      =========

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                Inception on
                                         For the                May 12, 1987
                                    Three Months Ended            Through
                                        February 28,             February 28,
                                  2003              2002             2003
REVENUES                          $         -     $        -   $        -
                                  -----------     ----------   ----------
EXPENSES

 General and administrative             3,664          2,309      361,342
                                  -----------     ----------   ----------
    Total Expenses                      3,664          2,309      361,342
                                  -----------     ----------   ----------
NET LOSS                          $    (3,664)    $   (2,309)  $ (361,342)
                                  ===========     ==========   ==========
BASIC LOSS PER SHARE              $     (0.00)    $    (0.00)
                                  ===========     ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                  1,000,000      1,000,000
                                    =========      =========

the accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, May 12,
1987                130,000 $    260       -    $   -    $188,367   $   -

February 18, 1988,
common stock
issued for
services at $0.10
per share            11,665       23       -        -       1,143       -

February 18, 1988,
preferred stock
issued for services
at $12.50 per share      -        -       5,835    1,459   71,446        -

June 9, 1988, common
stock issued for
services valued at
$0.10 per share       1,000        2       -        -          98        -

March 30, 1990,
common stock issued
for services, valued
at $0.10 per share      240       -        -        -          24        -

Net loss from
inception on May 12,
1987 through
November 30, 1996       -         -        -        -         -    (262,822)
                   --------   ------   -------   ------  --------- --------
Balance, November
30, 1996            142,905      285     5,835    1,459    261,078 (262,822)

Net loss for the
year ended
November 30, 1997       -        -         -        -         -         -
                   --------   ------   -------   ------  --------- --------
Balance, November
30, 1997            142,905      285     5,835    1,459    261,078 (262,822)

Net loss for the
year ended
November 30, 1998       -        -         -        -         -      (2,363)
                   --------   ------   -------   ------  --------- --------
Balance, November
30, 1998            142,905      285     5,835    1,459    261,078 (265,185)

Net loss for the
year ended
November 30, 1999       -        -         -        -         -     (16,298)
                   --------   ------   -------   ------  --------- --------
Balance, November
30, 1999            142,905      285     5,835    1,459    261,078 (281,483)

January 5, 2000,
common stock
issued for debt
valued at $0.10
per share           124,000      248       -        -       12,152      -

September 27,
2000, common stock
issued for services
valued at $0.50
per share            18,900       39       -        -        9,411      -

Contributed capital
by shareholder          -        -         -        -        8,860      -
                   --------  -------  ------  -------  ----------- ---------
Balance forward     285,805  $   572   5,835  $ 1,459     $291,501 $(309,998)
                   --------  -------  ------  -------  ----------- ---------

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance forward     285,805  $   572    5,835  $ 1,459 $291,501  $(309,998)

Net loss for the
year ended
November 30, 2000       -        -        -        -        -      (28,515)
                 ----------  -------  -------  ------- -------- ----------
Balance, November
30, 2000            285,805  $   572    5,835  $ 1,459 $291,501  $(309,998)

May 11, 2001, common
stock issued for
cash valued at $0.01
per share
                    714,195    1,428     -         -      5,714         -

Contributed capital
by shareholder          -        -        -        -      3,982         -

Net loss for the
year ended November
30, 2001                -        -        -        -        -       (36,149)
                  ---------  -------  ------   ------- --------   ---------
Balance, November
30, 2001          1,000,000    2,000   5,835     1,459  301,197    (346,147)

Contributed Capital
by shareholder          -        -        -        -      8,216         -

Net loss for the
year ended November
30, 2002                -        -        -        -        -       (11,531)
                  ---------  -------  ------   -------  --------   ---------
Balance, November
30, 2002          1,000,000    2,000   5,835     1,459   309,413   (357,678)

Net loss for the three
months ended February
28, 2003                -        -        -        -        -        (3,664)

                  ---------  -------   -----   ------- --------   ---------
Balance, February
28, 2003          1,000,000  $ 2,000   5,835   $ 1,459 $309,413   $(361,342)
                  =========  =======   =====   ======= ========   =========

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                  From
                                                              Inception on
                                        For the               May 12, 1987
                                   Three Months Ended            Through
                                       February 28,            February 28,
                                    2003          2002             2003
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                       $     (3,664)  $  (2,309)   $  (361,342)
 Issuance of stock for services          -           -           83,645
 Write off of Assets                     -           -          188,627
 Changes in operating asset and
  liability accounts:
  Increase (decrease) in accounts
   payable                             3,664     (2,293)        60,875
                                ------------   --------      ---------
  Net Cash (Used) by Operating
  Activities                             -       (4,602)       (28,195)
                                ------------   --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES     -           -              -
                                ------------   --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash           -           -            7,142
 Contributed capital                     -        4,602          21,053
                                ------------   --------      ----------
  Net Cash Provided by Financing
  Activities                             -        4,602          28,195
                                ------------   --------      ----------
NET INCREASE (DECREASE) IN CASH          -           -              -

CASH AT BEGINNING OF PERIOD              -           -              -
                                ------------   --------      ----------
CASH AT END OF PERIOD           $        -     $     -       $      -
                                ============   ========      ==========
Cash Payments For:

 Income taxes                   $        -     $     -       $      -
 Interest                       $        -     $     -       $      -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt   $        -     $     -       $   12,400
 Common stock issued for
  services                      $        -     $     -       $   83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
              February 28, 2003 and November 30, 2002


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2003 and 2002 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of American have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2002 audited financial statements. The results of operation for periods ended February 28, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-SB Registration Statement, as amended, filed with the Securities and Exchange Commission on February 18, 2000.*

          (b)  Reports on Form 8-K.

               None; not applicable.

         *Incorporated herein by reference.

                            SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 4/14/03                            By/s/William A. Silvey,
      -------                                ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 4/14/03                            By/s/W. Scott Thompson
      -------                                ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William A. Silvey, Jr., President of Process Technology Systems, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

Dated: April 14, 2003                Signature:/s/William A. Silvey, Jr.
                                     William A. Silvey, Jr.
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, W. Scott Thompson, Secretary of Process Technology Systems, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

Dated: April 14, 2003                Signature:/s/W. Scott Thompson
                                     W. Scott Thompson
                                     Secretary

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Process Technology Corporation (the "Registrant") on Form 10-QSB for the period ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), We, William A. Silvey, President and director and W. Scott Thompson, Secretary of our Registrant, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/William A. Silvey, Jr.
President and director
4/14/03

/s/W. Scott Thompson
Secretary and director
4/14/03