Form 10QSB
period 2003-08-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2003-10-14
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2003
                           ---------------

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

                             August 31, 2003

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

                August 31, 2003 and November 30, 2002

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                  August 31,    November 30,
                                                     2003          2002
                                                 (Unaudited)
CURRENT ASSETS                                   $        -      $       -
                                                 ----------      ---------
 Total Current Assets                                     -              -
                                                 ----------      ---------
 TOTAL ASSETS                                    $        -      $       -
                                                 ==========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                $   50,019      $  44,806
                                                 ----------      ---------
  Total Liabilities                                  50,019         44,806
                                                 ----------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000
  preferred shares, at $0.25 par value:
  5,835 shares issued and outstanding                 1,459          1,459
 Common stock authorized 50,000,000 common
  shares at $0.002 par value: 1,000,000
  shares issued and outstanding                       2,000          2,000
 Additional paid in capital                         310,793        309,413
 Deficit accumulated during the development stage  (364,271)      (357,678)
                                                  ---------      ---------
  Total Stockholders' Equity (Deficit)              (50,019)       (44,806)
                                                  ---------      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $       -      $       -
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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     >From

                                                                 Inception on
                                   For the        For the        May 12, 1987
                           Three Months Ended  Nine Months Ended    Through
                                August 31,       August 31,      August 31,
                            2003        2002    2003      2002       2003
REVENUES                  $       -   $      -  $      -    $     -  $      -
                          ---------   --------  --------    -------  --------
EXPENSES

 General and
  administrative              1,466      3,789     6,593     10,796   364,271
                          ---------   --------  --------    -------  --------
     Total Expenses           1,466      3,789     6,593     10,796   364,271
                          ---------   --------  --------    -------  --------
NET LOSS                  $  (1,466)  $ (3,789) $ (6,593)  $(10,796)$(364,271)
                          =========   ========  ========    =======  ========
BASIC AND FULLY DILUTED
 LOSS PER SHARE           $   (0.00)  $  (0.00) $  (0.01)  $ (0.01)
                          =========   ========  ========   =======
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING              1,000,000  1,000,000 1,000,000 1,000,000
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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance forward     285,805  $   572    5,835  $ 1,459 $291,501  $(281,483)

Net loss for the
year ended
November 30, 2000       -        -        -        -        -      (28,515)
                 ----------  -------  -------  ------- -------- ----------
Balance, November
30, 2000            285,805  $   572    5,835  $ 1,459 $291,501  $(309,998)

May 11, 2001, common
stock issued for
cash valued at $0.01
per share
                    714,195    1,428     -         -      5,714         -

Contributed capital
by shareholder          -        -        -        -      3,982         -

Net loss for the
year ended November
30, 2001                -        -        -        -        -       (36,149)
                  ---------  -------  ------   ------- --------   ---------
Balance, November
30, 2001          1,000,000    2,000   5,835     1,459  301,197    (346,147)

Contributed Capital
by shareholder          -        -        -        -      8,216         -

Net loss for the
year ended November
30, 2002                -        -        -        -        -       (11,531)
                  ---------  -------  ------   -------  --------   ---------
Balance, November
30, 2002          1,000,000    2,000   5,835     1,459   309,413   (357,678)

Capital contributed
by shareholder
(unaudited)             -        -        -        -       1,380        -

Net loss for the nine
months ended August 31,
2003 (unaudited)        -        -        -        -        -        (6,593)
                  ---------  -------   -----   ------- --------   ---------
Balance, August 31,
2003 (unaudited)  1,000,000  $ 2,000   5,835   $ 1,459 $310,793   $(364,271)
                  =========  =======   =====   ======= ========   =========

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                  From
                                                              Inception on
                                        For the               May 12, 1987
                                    Nine Months Ended            Through
                                       August 31,               August 31,
                                    2003          2002             2003
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                       $     (6,593)  $ (10,796)   $  (364,271)
 Adjustments to reconcile net
 loss to net cash used by
 operating activities
  Issuance of stock for services         -           -           83,645
  Write off of Assets                    -           -          188,627
  Changes in operating asset and
  liability accounts:
   Increase in accounts
   payable                             5,213       2,580         62,424
                                ------------    --------      ---------
  Net Cash Used by Operating
  Activities                          (1,380)     (8,216)       (29,575)
                                ------------    --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES     -           -              -
                                ------------    --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash           -           -            7,142
  Contributed capital                  1,380       8,216         22,433
                                ------------    --------     ----------
  Net Cash Provided by Financing
  Activities                           1,380       8,216         29,575
                                ------------    --------     ----------
NET INCREASE (DECREASE) IN CASH          -           -              -

CASH AT BEGINNING OF PERIOD              -           -              -
                                ------------    --------     ----------
CASH AT END OF PERIOD           $        -     $     -       $      -
                                ============    ========     ==========
Cash Payments For:

 Income taxes                   $        -     $     -       $      -
 Interest                       $        -     $     -       $      -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt   $        -     $     -       $   12,400
 Common stock issued for
  services                      $        -     $     -       $   83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                May 31, 2003 and November 30, 2002


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2003 and 2002 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of American have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2002 audited financial statements. The results of operation for periods ended August 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-SB Registration Statement, as amended, filed with the Securities and Exchange Commission on February 18, 2000.*

               31.1  302 Certification of William A. Silvey

               31.2  302 Certification of W. Scott Thompson

               32    Section 906 Certification.

          (b)  Reports on Form 8-K.

               None; not applicable.

         *Incorporated herein by reference.

                            SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 10/14/03                           By/s/William A. Silvey
      ---------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 10/14/03                           By/s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary