Form 10KSB
period 2003-11-30
PROCESS TECHNOLOGY SYSTEMS INC
filed 2004-03-11
CIK 744667

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended November 30, 2003
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

     (1)   Yes  X   No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   November 30, 2003
- $0

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 11, 2004 - $402.84. There are approximately 201,419 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

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

          On May 21, 2001, our Company authorized a reverse split of the outstanding common and preferred stock of the Corporation on a 50 for 1 basis. A copy of the Articles of Amendment was attached to our Company's 10KSB for the year ended November 30, 2001, and which is incorporated herein by reference. All computations herein take into account this reverse split. See
Part III, Item 13.

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

     Sales of "unregistered" and "restricted" securities during the past three years.
------------

Name                           Date           Shares           Compensation
----                           ----           ------           ------------
Brad Burningham               5/11/01          32,139            Cash*
Branden T. Burningham         5/11/01          32,139            Cash*
Leonard W. Burningham and
Stacy Burningham JTWROS       5/11/01          64,278            Cash*
Fulton Holdings Ltd.          5/11/01          85,703            Cash*
V. Michael McGuire            5/11/01          17,855            Cash*
Maureen Michelsen             5/11/01          10,713            Cash*
William Scott Thompson
1983 Family Trust             5/11/01          28,568            Cash*
Alex Segall Family Trust      5/11/01          28,568            Cash*
Candy Segall Thompson c/f
William Scott Thompson        5/11/01          21,426            Cash*
Bank of America TTEE
Thompson Family Trust         5/11/01          28,568            Cash*
Helen H. Silvey               5/11/01          85,703            Cash*
W. Scott Thompson             5/11/01          85,702            Cash*
Candy Segall Thompson         5/11/01          42,852            Cash*
Happy Lucky LLC               5/11/01          42,852            Cash*
Candy Segall Thompson C/F
Traci Lillian Thompson        5/11/01          21,426            Cash*
W. A. Silvey, Jr.             5/11/01          85,703            Cash*

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          Our Company filed a definitive proxy statement with the Securities and Exchange Commission on April 16, 2001, for a special meeting respecting a reverse split on a 50 for 1 basis of our Company's outstanding common and preferred securities; to increase the authorized capital from 25,000,000 to 50,000,000 shares of common stock and to authorize the Board of Directors to change the name of our Company to conform with the business or industry that the Board of Directors determines to engage in or conforms with the name of any properties or businesses acquired by our Company. At the special meeting, 172,960 shares voted in favor of the foregoing proposals, none voted against and 200 shares abstained.

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

     The range of high and low bid quotations for our Company's common stock during the each quarter of the fiscal year ended November 30, 2003 and 2002, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

February 28, 2002                      $0.10               $0.10

May 31, 2002                           $0.10               $0.05

August 30, 2002                        $0.05               $0.05

November 29, 2002                      $0.05               $0.01

February 28, 2003                      $0.01               $0.01

May 30, 2003                           $0.02               $0.01

August 29, 2003                        $0.02               $0.02

November 28, 2003                      $0.02               $0.02

          * The future sale of presently outstanding "restricted securities" (common stock) of our Company by present members of management and others may have an adverse effect on any market
               in the shares of common stock of our Company.   All outstanding
               "restricted securities" of Process Technology have already satisfied the "holding period" requirements of Rule 144.

Holders.
--------

          The number of record holders of Process Technology's outstanding common stock as of the date of this Annual Report is approximately 116.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

         Our Company has not engaged in any material operations during the year ended November 30, 2003 or during the last two fiscal years.

          Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

          Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, filing our reports with the Securities and Exchange Commission and paying our costs related to these matters. Management does anticipates that our Company will have to raise additional funds during the next 12 months to pay these costs and expenses.

Item 7.  Financial Statements.
------------------------------

For the periods ended November 30, 2003 and 2002

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        November 30, 2003

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

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 8

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . 9

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Process Technology Systems, Inc.
(A Development Stage Company)
Houston, Texas


We have audited the accompanying balance sheet of Process Technology
Systems, Inc. (a development stage company) as of November 30, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2003 and 2002 and from inception on May 12, 1987 through November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Technology Systems, Inc. (a development stage company) as of November 30, 2003, and the results of its operations and its cash flows for the years ended November 30, 2003 and 2002, and from inception on May 12, 1987 through November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/S/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
February 9, 2004

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                          November 30,
                                                              2003
CURRENT ASSETS                                            $             -
                                                          ---------------
 Total Current Assets                                                   -
                                                          ---------------
 TOTAL ASSETS                                             $             -
                                                          ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                         $        50,077
                                                          ---------------
  Total Liabilities                                                50,077
                                                          ---------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000 preferred shares,
  at $0.25 par value: 5,835 shares issued and outstanding           1,459
 Common stock authorized 50,000,000 common shares
  at $0.002 par value: 1,000,000 shares issued and
  outstanding                                                       2,000
 Additional paid-in capital                                       311,879
 Deficit accumulated during the development stage                (365,415)
                                                          ---------------
  Total Stockholders' Equity (Deficit)                            (50,077)
                                                          ---------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $             -
                                                          ===============

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                  From
                                                             Inception on
                                                             May 12, 1987
                                        For the Years Ended     Through
                                            November 30,     November 30,
                                        2003         2002        2003
REVENUES                               $       -    $      -  $       -
                                       ---------    --------  ---------
EXPENSES

 General and administrative                7,737      11,531    365,415

                                       ---------    --------  ---------
  Total Expenses                           7,737      11,531    365,415
                                       ---------    --------  ---------
NET LOSS                               $  (7,737)   $(11,531) $(365,415)
                                       =========    ========  =========
BASIC LOSS PER SHARE                   $   (0.01)   $  (0.01)
                                       =========    ========
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING          1,000,000   1,000,000
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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance, November
30, 2000             285,805 $   572    5,835  $  1,459 $ 291,501 $(309,998)

May 11, 2001, common
stock issued for cash
valued at $0.01 per
share                714,195   1,428      -          -      5,714       -

Contributed capital
by shareholder           -       -        -          -      3,982       -

Net loss for the
year ended November
30, 2001                 -       -        -          -        -     (36,149)

Balance, November
30, 2001           1,000,000   2,000    5,835     1,459   301,197  (346,147)

Capital contributed
by shareholder           -       -        -          -      8,216       -

Net loss for the year
ended November 30,
2002                     -       -        -          -        -     (11,531)

Balance, November
30, 2002          1,000,000    2,000    5,835     1,459   309,413  (357,678)

Capital contributed
by shareholder           -       -        -          -      2,466       -

Net loss for the year
ended November 30,
2003                     -       -        -          -        -      (7,737)

Balance, November
30, 2003          1,000,000   $2,000    5,835  $  1,459 $ 311,879 $(365,415)
                  =========   ======    =====  ======== ========= =========

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                  From
                                                             Inception on
                                                             May 12, 1987
                                        For the Years Ended     Through
                                            November 30,     November 30,
                                        2003         2002        2003
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                              $    (7,737) $ (11,531) $ (365,415)
 Adjustments to reconcile net loss to
 net cash used by operating activities
 Common stock issued for services              -          -        83,645
 Write off of Assets                           -          -       188,627
 Changes in operating asset and
  liability accounts:
  Increase in accounts payable               5,271      3,315      62,482
                                       -----------  ---------  ----------
  Net Cash Used by Operating Activities     (2,466)    (8,216)    (30,661)
                                       -----------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES           -          -           -
                                       -----------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                  -          -         7,142
 Contributed capital                         2,466      8,216      23,519
                                       -----------  ---------  ----------
  Net Cash Provided by Financing Activities  2,466      8,216      30,661
                                       -----------  ---------  ----------
NET INCREASE (DECREASE)IN CASH                 -          -           -

CASH AT BEGINNING OF PERIOD                    -          -           -
                                       -----------  ---------  ----------
CASH AT END OF PERIOD                  $       -    $     -    $      -
                                       ===========  =========  ==========
Cash Payments For:

 Income taxes                          $       -    $     -    $      -
 Interest                              $       -    $     -    $      -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt          $       -    $     -    $   12,400
 Common stock issued for services      $       -    $     -    $   83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2003 and 2002

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

     c.  Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                 Loss          Shares         Per Share
                             (Numerator)    (Denominator)       Amount

       For the year ended
       November 30, 2002    $   (11,531)       1,000,000     $   (0.01)

       For the year ended
       November 30, 2003    $    (7,739)       1,000,000     $   (0.01)

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

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     e.  Provision for Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

       Net deferred tax assets consist of the following components as of November 30, 2003 and 2002:
                                                    2003            2002

       Deferred tax assets:
          NOL Carryover                           $  35,400 $   17,240
                                                          -          -

       Deferred tax liabilities:                          -          -

       Valuation allowance                          (35,400)   (17,240)
                                                   --------  ---------
       Net deferred tax asset                     $       - $        -
                                                   ========  =========

       The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended November 30, 2003 and 2002 due to the following:
                                                    2003          2002

       Book Income                                $  (3,020) $  (4,036)
       Other                                        (15,140)
       Valuation allowance                           18,160      4,036
                                                  ---------  ---------
                                                  $       -  $       -
                                                  =========  =========

       At November 30, 2003, the Company had net operating loss carryforwards of approximately $90,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the November 30, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
                    November 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       f.  Change in Accounting Principles

       During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operation:

          * SFAS No. 143, Accounting for Asset Retirement Obligations;
          * SFAS No. 145, Recision of FASB Statements 4, 44, and 64,
            amendment of Statement 13, and Technical Corrections;
          * SFAS No. 146, Accounting for Exit or Disposal Activities;
          * SFAS No. 147, Acquisitions of certain Financial Institutions;
            and
          * SFAS No. 148, Accounting for Stock Based Compnsation.
          * SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
          * SFAS No. 150, Accouting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

NOTE 2 -  GOING CONCERN

       The Company's financial statements are prepared using accounting principles general accepted in the United State of America, applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a transaction with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 3 -  PREFERRED STOCK

       Process Technology Systems, Inc. is authorized to issue 12,500,000 shares of preferred stock by action of the Company's Board of Directors. The Board of Directors is authorized, without further action by stockholders, to determine the voting rights, dividend rights, dividend rates, liquidation preferences, redemption provisions, conversion or exchange rights and other rights, preferences, privileges and restrictions of any un-issued series of preferred stock and the number of shares constituting such series.

       The Company has 5,835 shares of preferred stock issued and outstanding at November 30, 2003. The preferred stock has preference in liquidation and dividends. The preferred stock is entitled to a $0.10 per share dividend if dividends are declared by the Board of Directors. Through November 30, 2003, no dividends have been declared.

NOTE 4 -  RELATED PARTY TRANSACTIONS

       During the year ended November 30, 2003, the Company's president contributed $2,466 to the Company by paying certain expenses on behalf of the Company.

       During the year ended November 30, 2002, contributions amounted to $8,216.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          There have been no changes in Process Technology's principal independent accountant in the past two fiscal years or as of the date of this Annual Report.

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

Business Experience.
--------------------

          William A. Silvey, Jr. Mr. Silvey is 69 years of age and has over 37 years experience as an officer and director of operating companies, and as a venture capitalist, financial consultant and business consultant. He was one of the founders of Intermedics, Inc. which grew to be one of the largest medical products companies in the world. Mr. Silvey has founded and operated more than fifteen companies during his business career. Since April 1993, he has been an associate of Eurotrade Financial, Inc., a Houston based financial consulting firm. Mr. Silvey is a graduate of California Institute of Technology with a Bachelors Degree in Mechanical Engineering. He also holds a Masters in Business Administration from Stanford University.

          W. Scott Thompson. Mr. Thompson is 54 years of age and has over 22 years experience as a venture capitalist and financial consultant. Since April 1993, Mr. Thompson has served as the President of Eurotrade Financial, Inc., a Houston based financial consulting firm. Prior to his tenure with Eurotrade, Mr. Thompson was employed by Harris-Forbes, Inc. (a Houston based financial and venture capital firm), from October 1983 to March 1993. Mr. Thompson still serves as an officer, director and consultant to Harris-Forbes. He is a graduate from the University of Texas with a Bachelors Degree in Business Administration and attended two years of graduate school of business working toward a double masters in business and accounting.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of our Company's directors and executive officers filed their Form 3's Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on March 19, 2001; there have been no changes in such ownership since then.


Code of Ethics
--------------

       The Company has adopted a Code of Ethics for its Chief Executive Officer or its Chief Financial Officer and has attached a copy of our Code of Ethics as an exhibit to this Annual Report. See Part III, Item 13.

       A copy of our Code of Ethics will be provided, free of charge, upon request to the Company at the address and phone listed on the cover page of this Annual Report.

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


                     Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

William A.  11/30/03   0     0     0     0      0     0    0
Silvey, Jr. 11/30/02   0     0     0     0      0     0    0
President,
Director

W. Scott    11/30/03   0     0     0     0      0     0    0
Thompson,   11/30/02   0     0     0     0      0     0    0
Secretary,
Director

Stock Option Plans.
-------------------

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ended November 30, 2003 or 2002. Further, no member of Process Technology's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of Process Technology's common stock as of the date hereof, to wit:


                        Number of Shares           Percentage
Name and Address       Beneficially Owned           of Class
----------------       ------------------           --------

Clarence J. Von Drehle         57,700                 5.8%
7250 Wynwood
Houston, Texas 77008

William A. Silvey, Jr.(1)     314,369(1)             31.4%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          333,654(2)             33.4%
6371 Richmond, #200
Houston, Texas 77057

Leonard W. Burningham, Esq.(3) 92,858(3)              9.3%
455 East 500 South,
Suite 205
Salt Lake City, Utah
84111

TOTALS:                       798,581                79.9%


          (1) 80 of these shares are held of record in the name of the Silvey Children's Trust, and 20 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr., 85,703 are held of record in the name of Helen H. Silvey and 85,703 shares in the name of Fulton Holdings which was controlled by Helen Silvey, deceased wife of William A. Silvey, Jr.

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

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of Process Technology common stock by directors and executive officers as of the date hereof, to wit:

                          Number of Shares
                         Beneficially Owned      Percentage of
Name and Address           as of 2/11/04           of Class
----------------         ------------------      -------------

William A. Silvey, Jr.(1)     314,369(1)             31.4%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          333,654(2)             33.4%
6371 Richmond, #200
Houston, Texas 77057

TOTALS                        648,023                64.8%


          (1) 80 of these shares are held of record in the name of the Silvey Children's Trust, and 20 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr., 85,703 are held of record in the name of Helen H. Silvey and 85,703 shares in the name of Fulton Holdings which was controlled by Helen Silvey, deceased wife of William A. Silvey, Jr.

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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Process Technology and any director, executive officer, five percent stockholder or associate of any of these persons except the following: (i) Process Technology issued an aggregate total of 15,120 shares of common stock ("restricted securities")to Messrs. Silvey and Thompson (7,560 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at an aggregate total of $7,560; and (ii) Process Technology issued an aggregate total of 32,000 shares of common stock ("restricted securities")to Messrs. Silvey and Thompson (16,000 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at an aggregate total of $4,200; (iii) an aggregate total of 67,200 shares of common stock ("restricted securities), 33,600 to each, were issued to reduce accounts payable by $6,806, representing advances by these persons; (iv) an aggregate total of 592,782 shares were purchased for $.01 per share by certain officers, directors and 5% shareholders, as outlined under heading "Sales of "unregistered" and "restricted" Securities during the past three years," Part I, Item 1.

Parents of the Issuer.
----------------------

          Our Company has no parents.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None.
                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

Code of Ethics                                      14

Certification of William A. Silvey, Jr.             31.1

Certification of W. Scott Thompson                  31.2

906 Certification                                   32

          (ii)                          Where Incorporated
                                       In This Annual Report
Number                                 ---------------------
------

Registration Statement on Form 10-SB*          Part I

Annual Report on Form 10-KSB for the year
ended November 30, 2001*                       Part I

Annual Report on Form 10-KSB for the year
ended November 30, 2002*                       Part I

     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

Item 14.  Controls and Procedures.
----------------------------------

          Within 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15. Principal Accountant Fees and Services.

     Audit Fees.
     -----------

          During the fiscal year ended November 30, 2003, audit expenses were $3,572; and during the fiscal year ended November 30, 2002, audit expenses were $4,562.

     Audit Related Fees.
     -------------------

          During the fiscal years ended November 30, 2003 and 2002, the Company had no Audit Related Fees.

     Tax Fees.
     ---------

          During the fiscal year ended November 30, 2003 and 2002, the Company had no Tax Fees.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Process Technology Systems, Inc.

Date: 2/27/04                            By/s/William A. Silvey, Jr.
     ------------                            --------------------------
                                             William A. Silvey, Jr., Director
                                             and President


Date: 2/27/04                            By/s/W. Scott Thompson
     ------------                           ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                         Process Technology Systems, Inc.

Date: 2/27/04                            By/s/William A. Silvey, Jr.
     ------------                          --------------------------
                                           William A. Silvey, Jr.,
                                           Director
                                           and President

Date: 2/27/04                            By/s/W. Scott Thompson
     ------------                           ------------------------
                                            W. Scott Thompson, Director
                                            Secretary