Form 10QSB
period 2004-02-29
PROCESS TECHNOLOGY SYSTEMS INC
filed 2004-04-19
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended February 29, 2004
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

                             February 29, 2004

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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

              February 29, 2004 and November 30, 2003

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                February 29,    November 30,
                                                     2004          2003
                                                 (Unaudited)
CURRENT ASSETS                                   $        -      $       -
                                                 ----------      ---------
 Total Current Assets                                     -              -
                                                 ----------      ---------
 TOTAL ASSETS                                    $        -      $       -
                                                 ==========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                $   52,029      $  50,077
                                                 ----------      ---------
  Total Liabilities                                  52,029         50,077
                                                 ----------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000
  preferred shares, at $0.25 par value:
  5,835 shares issued and outstanding                 1,459          1,459
 Common stock authorized 50,000,000 common
  shares at $0.002 par value: 1,000,000
  shares issued and outstanding                       2,000          2,000
 Additional paid in capital                         312,539        311,879
 Deficit accumulated during the development stage  (368,027)      (365,415)
                                                  ---------      ---------
  Total Stockholders' Equity (Deficit)              (52,029)       (50,077)
                                                  ---------      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $       -      $       -
                                                  =========      =========

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                      For the      For the     Inception on
                                    Three Months Three Months    May 12, 1987
                                       Ended        Ended          Through
                                    February 29,  February 28,  February 29,
                                       2004          2003             2004
REVENUES                          $         -     $        -   $        -
                                  -----------     ----------   ----------
EXPENSES

 General and administrative             2,612          3,664      368,027
                                  -----------     ----------   ----------
    Total Expenses                      2,612          3,664      368,027
                                  -----------     ----------   ----------
NET LOSS                          $    (2,612)    $   (3,664)  $ (368,027)
                                  ===========     ==========   ==========
BASIC LOSS PER SHARE              $     (0.00)    $    (0.00)
                                  ===========     ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                  1,000,000      1,000,000
                                    =========      =========

the accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                    From
                                      For the      For the     Inception on
                                    Three Months Three Months    May 12, 1987
                                       Ended        Ended          Through
                                    February 29,  February 28,  February 29,
                                       2004          2003             2004
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                       $     (2,612)  $  (3,664)   $  (368,027)
  Issuance of stock for services         -           -           83,645
  Write off of Assets                    -           -          188,627
  Changes in operating asset and
  liability accounts:
   Increase in accounts
   payable                             1,952       3,664         64,434
                                ------------    --------      ---------
  Net Cash Used by Operating
  Activities                            (660)          -        (31,321)
                                ------------    --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES       -           -              -
                                ------------    --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash             -           -          7,142
  Contributed capital                    660           -         24,179
                                ------------    --------     ----------
  Net Cash Provided by Financing
  Activities                             660           -         31,321
                                ------------    --------     ----------
NET DECREASE IN CASH                       -           -              -

CASH AT BEGINNING OF PERIOD                -           -              -
                                ------------    --------     ----------
CASH AT END OF PERIOD           $          -    $      -     $        -
                                ============    ========     ==========
Cash Payments For:

 Income taxes                   $          -    $      -     $        -
 Interest                       $          -    $      -     $        -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt   $          -    $      -     $   12,400
 Common stock issued for
  services                      $          -    $      -     $   83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
             February 29, 2004 and November 30, 2003


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2004 and February 28, 2003 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2003 audited financial statements. The results of operation for periods ended February 29, 2004 and February 28, 2003 are not necessarily indicative of the operating results for the full years.

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

Item 3.   Controls and Procedures.

          Within 90 days prior to the date of this Quarterly Report and as of the end of the quarterly period covered hereby, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 4/19/2004                          By/s/William A. Silvey
      ---------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 4/19/2004                          By/s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary