Form 10QSB
period 2004-08-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2004-10-15
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2004
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

                              August 31, 2004

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

               August 31, 2004 and November 30, 2003

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                  August 31,    November 30,
                                                     2004          2003
                                                 (Unaudited)
CURRENT ASSETS                                   $        -      $       -
                                                 ----------      ---------
 Total Current Assets                                     -              -
                                                 ----------      ---------
 TOTAL ASSETS                                    $        -      $       -
                                                 ==========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                $   57,185      $  50,077
                                                 ----------      ---------
  Total Liabilities                                  57,185         50,077
                                                 ----------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock authorized 12,500,000
  preferred shares, at $0.25 par value:
  5,835 shares issued and outstanding                 1,459          1,459
 Common stock authorized 50,000,000 common
  shares at $0.002 par value: 1,000,000
  shares issued and outstanding                       2,000          2,000
 Additional paid in capital                         319,260        311,879
 Deficit accumulated during the development stage  (379,904)      (365,415)
                                                  ---------      ---------
  Total Stockholders' Equity (Deficit)              (57,185)       (50,077)
                                                  ---------      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $       -      $       -
                                                  =========      =========

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                                   For the        For the        May 12, 1987
                           Three Months Ended  Nine Months Ended    Through
                                 August 31,       August 31,       August 31,
                            2004        2003    2004      2003       2004
REVENUES                  $       -   $      -  $      -    $     -  $      -
                          ---------   --------  --------    -------  --------
EXPENSES

 General and
  administrative              2,405      1,466    14,489      6,593   379,904
                          ---------   --------  --------    -------  --------
     Total Expenses           2,405      1,466    14,489      6,593   379,904
                          ---------   --------  --------    -------  --------
NET LOSS                  $  (2,405)  $ (1,466) $(14,489)  $ (6,593)$(379,904)
                          =========   ========  ========    =======  ========
BASIC AND FULLY DILUTED
 LOSS PER SHARE           $   (0.00)  $  (0.00) $  (0.00)  $ (0.00)
                          =========   ========  ========   =======
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING              1,000,000  1,000,000 1,000,000 1,000,000
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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                       Common Stock Preferred Stock   Paid-in    Development
                  Shares    Amount  Shares   Amount   Capital       Stage
Balance forward     285,805  $   572    5,835  $ 1,459 $291,501  $(281,483)

Net loss for the
year ended
November 30, 2000       -        -        -        -        -      (28,515)
                 ----------  -------  -------  ------- -------- ----------
Balance, November
30, 2000            285,805  $   572    5,835  $ 1,459 $291,501  $(309,998)

May 11, 2001, common
stock issued for
cash valued at $0.01
per share           714,195    1,428     -         -      5,714         -

Contributed capital
by shareholder          -        -        -        -      3,982         -

Net loss for the
year ended November
30, 2001                -        -        -        -        -       (36,149)
                  ---------  -------  ------   ------- --------   ---------
Balance, November
30, 2001          1,000,000    2,000   5,835     1,459  301,197    (346,147)

Contributed Capital
by shareholder          -        -        -        -      8,216         -

Net loss for the
year ended November
30, 2002                -        -        -        -        -       (11,531)
                  ---------  -------  ------   -------  --------   ---------
Balance, November
30, 2002          1,000,000    2,000   5,835     1,459   309,413   (357,678)

Capital contributed
by shareholder          -        -        -        -       2,466        -

Net loss for the year
ended November 30,
2003                    -        -        -        -        -        (7,737)
                  ---------  -------   -----   ------- --------   ---------
Balance, November
30, 2003          1,000,000  $ 2,000   5,835   $ 1,459 $311,879   $(365,415)

Capital contributed
by shareholder
(unaudited)             -        -        -        -       7,381        -

Net loss for the nine
months ended August 31,
2004 (unaudited)        -        -        -        -        -       (14,489)
                  ---------  -------   -----   ------- --------   ---------
                  1,000,000  $ 2,000   5,835   $ 1,459 $319,260   $(379,904)
                  =========  =======   =====   ======= ========   =========

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                    From
                                                                  Inception on
                                             For the              May 12, 1987
                                        Nine Months Ended          Through
                                            August 31,             August 31,
                                       2004          2003            2004
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                       $    (14,489)  $  (6,593)   $  (379,904)
 Adjustments to reconcile net
 loss to net cash used by
 operating activities
  Issuance of stock for services         -           -           83,645
  Write off of Assets                    -           -          188,627
  Changes in operating asset and
  liability accounts:
   Increase in accounts
   payable                             7,108       5,213         69,590
                                ------------    --------      ---------
  Net Cash Used by Operating
  Activities                          (7,381)     (1,380)       (38,042)
                                ------------    --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES       -           -              -
                                ------------    --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash             -           -          7,142
  Contributed capital                  7,381       1,380         30,900
                                ------------    --------     ----------
  Net Cash Provided by Financing
  Activities                           7,381       1,380         38,042
                                ------------    --------     ----------
NET DECREASE IN CASH                       -           -              -

CASH AT BEGINNING OF PERIOD                -           -              -
                                ------------    --------     ----------
CASH AT END OF PERIOD           $          -    $      -     $        -
                                ============    ========     ==========
Cash Payments For:

 Income taxes                   $          -    $      -     $        -
 Interest                       $          -    $      -     $        -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Common stock issued for debt   $          -    $      -     $   12,400
 Common stock issued for
  services                      $          -    $      -     $   83,645

The accompanying notes are an integral part of these financial statements.

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
                Notes to the Financial Statements
              August 31, 2004 and November 30, 2003


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2004 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2003 audited financial statements. The results of operation for period ended August 31, 2004 are not necessarily indicative of the operating results for the full years.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 10/14/2004                         By/s/William A. Silvey
      ----------                             ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 10/14/2004                         By/s/W. Scott Thompson
      ----------                             ------------------------
                                             W. Scott Thompson, Director
                                             Secretary