Form 10KSB
period 2004-10-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2005-02-15
CIK 744667

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended November 30, 2004
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

     (1)   Yes  X   No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   November 30, 2004
- $0

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     January 31, 2005 - $703.95. There are approximately 351,979 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          January 31, 2005

                        1,000,002 - common stock
                        5,835 - preferred stock
                        ------------------------

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

          On January 14, 2005, we authorized the offer and sale of 1,000,000 shares of our common stock at a price of $0.01 per share for aggregate gross proceeds of $10,000 to obtain funds to pay for our audited financial statements for the fiscal year ended November 30, 2004, and to pay the legal fees for the preparation and filing of this Annual Report. Members of management are intending to purchase a portion of these securities; none of these securities have been sold as of the date hereof.

          Bud Najvar, CPA, was appointed to our Board of Directors on January 14, 2005; and we amended our Bylaws to allow action by written consent to be taken without the consent of all of our stockholders. See our 8-K Current Report dated January 14, 2005, that was filed with the Securities and Exchange Commission on January 18, 2005, and is incorporated herein by reference. See
Part III, Item 13.

Business.
---------

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading "Business Experience," Part I, Item 5.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

     Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

     Although we currently has no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

     None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors.
-------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue.
-----------------------------------------------

     Our Company has no assets and has had no profitable operations since
inception.   We will not receive additional revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for our Company or our stockholders or that any such business will operate on a profitable basis.

Our Company May Be Deemed to Be a "Blank Check" Company Until We Adopt a Business Plan.
--------------

     The limited business operations of our Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; "Blank Check" Company.
-----------------------------------------------------

     Because our Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a "blank check" company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

Our Company Will Seek Out Business Opportunities.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.
-----------------------------------------------------------------------

     Because our Company has not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision whether to invest in our Company. Potential investors would have access to significantly more information if our Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. Our Company can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.
------------------------------------------------------------------

     To date, our Company has not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which our Company may acquire. To the extent that our Company may acquire a business in a high risk industry, our Company will become subject to those risks. Similarly, if our Company acquires a financially unstable business or a business that is in the early stages of development, our Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.
-----------------------------------

     Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire
any specific business, assets, property or business.   Accordingly, it is
unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.
----------------------------------

     The Independent Auditor's Reports issued in connection with the audited financial statements of our Company for the calendar year ended November 30, 2004 and 2003, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See the Index to Financial Statements, Part F/S of this Registration Statement.

Losses Associated With Startup.
-------------------------------

     Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

State Restrictions on "Blank Check" Companies.
----------------------------------------------

     A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a "blank check" Company, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company's common stock within the borders of regulating states.

     By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because our Company does not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restriction on "blank check" offerings will have any effect on our Company.

     In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a "blank check" or "blind pool" company.

     The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our Company's ability to register, offer and sell and/or to develop a secondary market for shares of our Company's common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if our Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.
---------------------------------------------------------------------

     Members of our Company's management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares.
-------------------------------------------------

     Although our Company intends to submit for quotation of our common stock on the OTC Bulletin Board of the NASD before any selection of a business opportunity or a merger or acquisition transaction, and to seek a broker-dealer to act as market-maker for our securities (without the use of any consultant), there is currently no market for such shares, there have been no discussions with any broker-dealer or any other person in this regard, and no market maker has been identified; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 4.

Risks of "Penny Stock."
-----------------------

     Our Company's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company's common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No "Established Public Market" for Our Company's Common Stock Since Inception.
----------------

     At such time as our Company identifies a business opportunity or completes a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

     Principal Products or Services and Their Markets.
     -------------------------------------------------

          None; not applicable.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

          None; not applicable.

     Status of any Publicly Announced New Product or Service.
     --------------------------------------------------------

          None; not applicable.

     Competitive Business Conditions.
     --------------------------------

          Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by our Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by our Company for the past several years.

     Sources and Availability of Raw Materials and Names of Principal
     Suppliers.
     ----------

          None; not applicable.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

          None; not applicable.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
     ------------------------------

          None; not applicable.

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

          Because our Company currently produces no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non- affiliates) of $25 million or more.

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like our Company, and may make the use of these companies obsolete.

          We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

          Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

          We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

          If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

     Research and Development.
     -------------------------

          None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

          None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

     Number of Employees.
     --------------------

          None.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Our Company has had no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2004, or for the three years ended November 30, 2003 and 2002.

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

          The range of high and low bid quotations for our Company's common stock during the each quarter of the fiscal year ended November 30, 2004 and 2003, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

February 27, 2004                      $0.05               $0.02

May 28, 2004                           $0.10               $0.07

August 31, 2004                        $0.10               $0.10

November 30, 2004                      $0.10               $0.10

February 28, 2003                      $0.01               $0.01

May 30, 2003                           $0.02               $0.01

August 29, 2003                        $0.02               $0.02

November 28, 2003                      $0.02               $0.02

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

     Holders.
     --------

          The number of record holders of Process Technology's outstanding common stock as of the date of this Annual Report is approximately 119.

     Dividends.
     ----------

          We have not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. Our future dividend policy of cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on its securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

     Plan of Operation.
     ------------------

         Our Company has not engaged in any material operations during the year ended November 30, 2004, or during the last two fiscal years.

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

Item 7.  Financial Statements.
------------------------------

For the periods ended November 30, 2004 and 2003

     Independent Auditors' Report - 2004

     Independent Auditors' Report - 2003

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.

    Report of Registered Independent Public Accounting Firm
                    and Financial Statements

                       November 30, 2004

                   PROCESS TECHNOLOGY SYSTEMS, INC.

                          TABLE OF CONTENTS



                                                                    Page

    Reports of Independent Registered Public Accounting Firms        1-2

    Balance Sheet   November 30, 2004                                 3

    Statements of Operations for the Years Ended November 30,
    2004 and 2003, and for the period from Inception [May 12,
    1987] through November 30, 2004                                   4

    Statement of Stockholders' Deficit for the period from
    Inception [May 12, 2004] through November 30, 2004               5-6

    Statements of Cash Flows for the Years Ended November 30,
    2004 and 2003, and for the period from Inception [May 12,
    1987] through November 30, 2004                                   7

    Notes to  Financial Statements                                 8 - 11

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Process Technology Systems, Inc.

We have audited the accompanying balance sheet of Process Technology Systems, Inc. as of November 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the year ended November 30, 2004. The financial statements of Process Technology Systems, Inc. for the period from inception [May 12, 1987] through November 30, 2003, were audited by other auditors whose report dated February 9, 2004, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Technology Systems, Inc., as of November 30, 2004, and the results of their operations and their cash flows for the years ended November 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Process Technology Systems, Inc. will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has experienced recurring losses from operations since its inception, has a net working capital deficiency and a capital deficit which raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds
Salt Lake City, Utah
January 28, 2005

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Process Technology Systems, Inc.
(A Development Stage Company)
Houston, Texas


We have audited the accompanying statement of operations, stockholders' equity (deficit) and cash flows for the year ended November 30, 2003 and from inception on May 12, 1987 through November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Technology Systems, Inc. (a development stage company) as of November 30, 2003, and the results of its operations and its cash flows for the year ended November 30, 2003, and from inception on May 12, 1987 through November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

HJ & Associates, LLC
Salt Lake City, Utah
February 9, 2004

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                          Balance Sheet
                        November 30, 2004

                              Assets

Current Assets                                            $             -
                                                          ---------------
Total Current Assets                                                    -
                                                          ---------------
Total Assets                                              $             -
                                                          ===============

               Liabilities and Stockholders' Deficit

Liabilities
  Current Liabilities
    Accounts payable                                      $        51,467
    Due to shareholders                                             2,035
                                                          ---------------
  Total Current Liabilities                                        53,502
                                                          ---------------
Total Liabilities                                                  53,502

Stockholders' Deficit

 Preferred stock-12,500,000 shares authorized having a
  par value of $.25 per share; 5,835/outstanding                    1,459
 Common stock-50,000,000 shares authorized having a par
  value of $.002 per share; 1,000,002 shares issued and
  outstanding                                                       2,000
 Additional paid-in capital                                       319,260
 Deficit accumulated during the development stage                (376,221)
                                                          ---------------
Total Stockholders' Deficit                                       (53,502)
                                                          ---------------
Total Liabilities and Stockholders' Deficit               $             -
                                                          ===============

          See accompanying notes to financial statements

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                     Statements of Operations
For the Years Ended November 30, 2004 and 2003, and for the period from Inception [May 12, 1987] through November 30, 2004

                                                              Period from
                                                               5/12/1987
                                                                Through
                                        2004         2003      11/30/05

Revenue                                $       -    $      -  $       -
                                       ---------    --------  ---------
Expenses:

 General and administrative               10,806       7,737    376,221
                                       ---------    --------  ---------
Total                                     10,806       7,737    376,221
                                       ---------    --------  ---------
Net Income (Loss)                      $ (10,806)   $ (7,737) $(376,221)
                                       =========    ========  =========
Basic and diluted loss per share       $   (0.01)   $  (0.01) $   (0.38)
                                       =========    ========  =========
Weighted average number of common
shares outstanding                     1,000,002   1,000,002  1,000,002
                                       =========   =========  =========

         See accompanying notes to financial statements.

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Deficit
For the period from Inception [May 12, 1987] through November 30, 2004

                              Common Stock          Preferred Stock
                            Shares    Amount        Shares   Amount
Balance, May 12, 1987       130,000 $    260             -    $   -

Issued common stock for
services at $0.10 per
share, 2/18/1988             11,665       23             -        -

Issued preferred stock
for services at $12.50
per share, 2/18/1988              -        -         5,835    1,459

Issued common stock for
services at $0.10 per
share, 6/9/1988               1,000        2             -        -

Issued common stock for
services at $0.10 per
share, 3/30/1990                240        -             -        -

Net loss from inception
through November 30, 1996         -        -             -        -
                           --------  -------       -------   ------
Balance, November 30, 1996  142,905      285         5,835    1,459

Net loss for the year
ended November 30, 1997           -        -             -        -
                           --------  -------       -------   ------
Balance, November 30, 1997  142,905      285         5,835    1,459

Net loss for the year
ended November 30, 1998           -        -             -        -
                           --------  -------       -------   ------
Balance, November 30, 1998  142,905      285         5,835    1,459

Net loss for the year
ended November 30, 1999           -        -             -        -
                           --------  -------       -------   ------
Balance, November 30, 1999  142,905      285         5,835    1,459

Issued common stock for
debt at $0.10 per share,
1/5/2000                    124,000      248             -        -

Issued common stock for
services at $0.50 per
share, 9/27/2000             18,900       39             -        -

Contributed capital
by shareholder                    -        -             -        -

Net loss for the year
ended November 30, 2000           -        -             -        -
                          ---------  -------       -------   ------
Balance, November 30, 2000  285,805      572         5,835    1,459


[CONTINUED]


                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Deficit
For the period from Inception [May 12, 1987] through November 30, 2004

                                                   Deficit
                                                Accumulated
                                    Additional   During the         Net
                                     Paid-in    Development   Stockholders
                                     Capital       Stage         Deficit
Balance, May 12, 1987               $ 188,367     $      -       $ 188,627

Issued common stock for
services at $0.10 per
share, 2/18/1988                        1,143                        1,116

Issued preferred stock
for services at $12.50
per share, 2/18/1988                   71,446                       72,905

Issued common stock for
services at $0.10 per
share, 6/9/1988                            98                          100

Issued common stock for
services at $0.10 per
share, 3/30/1990                           24                           24

Net loss from inception
through November 30, 1996                            (262,822)    (262,822)
                                     --------     -----------    ---------
Balance, November 30, 1996            261,078        (262,822)           -

Net loss for the year
ended November 30, 1997
                                     --------     -----------    ---------
Balance, November 30, 1997            261,078        (262,822)           -

Net loss for the year
ended November 30, 1998                                (2,363)      (2,363)
                                     --------     -----------    ---------
Balance, November 30, 1998            261,078        (265,185)      (2,363)

Net loss for the year
ended November 30, 1999                               (16,298)     (16,298)
                                     --------     -----------    ---------
Balance, November 30, 1999            261,078        (281,483)     (18,661)

Issued common stock for
debt at $0.10 per share,
1/5/2000                               12,152                       12,400

Issued common stock for
services at $0.50 per
share, 9/27/2000                        9,411                        9,450

Contributed capital
by shareholder                          8,860                        8,860

Net loss for the year
ended November 30, 2000                               (28,515)     (28,515)
                                    ---------     -----------    ---------
Balance, November 30, 2000            291,501        (309,998)     (16,466)

          See accompanying notes to financial statements

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Deficit
For the period from Inception [May 12, 1987] through November 30, 2004

                              Common Stock          Preferred Stock
                            Shares    Amount        Shares   Amount
Issued common stock for
cash at $0.01 per share       714,197    1,428             -        -

Contributed capital by
shareholder                         -        -             -        -

Net loss for the year
ended November 30, 2001             -        -             -        -
                            ---------   ------       -------   ------
Balance, November 30, 2001  1,000,002    2,000         5,835    1,459

Capital contributed
by shareholder                      -        -             -        -

Net loss for the year
ended November 30, 2002             -        -             -        -
                            ---------   ------       -------   ------
Balance, November 30, 2002  1,000,002    2,000         5,835    1,459

Capital contributed
by shareholder                      -        -             -        -

Net loss for the year
ended November 30, 2003             -        -             -        -
                            ---------   ------       -------   ------
Balance, November 30, 2003  1,000,002    2,000         5,835    1,459

Capital contributed
by shareholder                      -        -             -        -

Net loss for the year
ended November 30, 2004             -        -             -        -
                            ---------   ------       -------   ------
Balance, November 30, 2004  1,000,002   $2,000         5,835   $1,459
                            =========   ======       =======   ======

[CONTINUED]


                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Deficit
For the period from Inception [May 12, 1987] through November 30, 2004

                                                   Deficit
                                                Accumulated
                                    Additional   During the         Net
                                     Paid-in    Development   Stockholders
                                     Capital       Stage         Deficit
Issued common stock for
cash at $0.01 per share                 5,714                        7,142

Contributed capital by
shareholder                             3,982                        3,982

Net loss for the year
ended November 30, 2001                               (36,149)     (36,149)
                                    ---------     -----------    ---------
Balance, November 30, 2001            301,197        (346,147)     (41,491)

Capital contributed
by shareholder                          8,216                        8,216

Net loss for the year
ended November 30, 2002                               (11,531)     (11,531)
                                    ---------     -----------    ---------
Balance, November 30, 2002            309,413        (357,678)     (44,806)

Capital contributed
by shareholder                          2,466                        2,466

Net loss for the year
ended November 30, 2003                                (7,737)      (7,737)
                                    ---------     -----------    ---------
Balance, November 30, 2003            311,879        (365,415)     (50,077)

Capital contributed
by shareholder                          7,381                        7,381

Net loss for the year
ended November 30, 2004                               (10,806)     (10,806)
                                    ---------     -----------    ---------
Balance, November 30, 2004          $ 319,260     $  (376,221)   $ (53,502)
                                    =========     ===========    =========

          See accompanying notes to financial statements

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows
          For the Years Ended November 30, 2004 and 2003

                                                              Period from
                                                               5/12/1987
                                                                Through
                                                              November 30,
                                        2004         2003        2004
CASH FLOWS FROM OPERATING
 Net Income (Loss)                   $   (10,806) $  (7,737)   $ (376,221)
 Common stock issued for services              -          -        83,645
 Write off of Assets                           -          -       188,627
 Expenses paid by shareholders             2,035                    2,035
 Increase in accrued expenses              1,390      5,271        63,872
                                     -----------  ---------    ----------
  Net Cash from Operating Activities      (7,381)    (2,466)      (38,042)
                                     -----------  ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES           -          -             -
                                     -----------  ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                  -          -         7,142
 Contributed capital                       7,381      2,466        30,900
                                     -----------  ---------    ----------
  Net Cash from Financing Activities       7,381      2,466        38,042
                                     -----------  ---------    ----------
NET INCREASE (DECREASE)IN CASH
AND CASH EQUIVALENTS                           -          -             -

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                         -          -             -
                                     -----------  ---------    ----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                     $         -  $       -    $        -
                                     ===========  =========    ==========
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES:
Cash Paid For:

 Interest                            $         -  $       -    $        -
 Income taxes                        $         -  $       -    $        -

Non-cash investing and financing activities

 Issued common stock for debt        $         -  $       -    $   12,400
 Issued common stock for services    $         -  $       -    $   83,645


          See accompanying notes to financial statements

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2004



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

c.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                 Loss          Shares         Per Share
                             (Numerator)    (Denominator)       Amount

For the year ended
November 30, 2003    $   (7,739)       1,000,002     $   (0.01)

For the year ended
November 30, 2004    $  (10,806)       1,000,002     $   (0.01)

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

e.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has no cash at November 30, 2004.

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.  Provision for Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company=s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from prior year, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforward amounts for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

g.   Revenue Recognition

The Company shall recognize revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Accordingly, the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but net yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of services, the Company shall record a current liability as deferred revenue until the earnings process is complete.

g.  Impact Of New Accounting Standards

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.

In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim- period disclosures are effective for interim periods beginning after December 15, 2003. The Company has adopted the annual disclosures for its fiscal year ending November 30, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

In March 2004, the Financial Accounting Standards Board published an Exposure Draft Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensation, and APB Opinion No 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The comment period for the exposure draft ended November 30, 2004.


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

The Company has 5,835 shares of preferred stock issued and outstanding at November 30, 2004. The preferred stock has preference in liquidation and dividends. The preferred stock is entitled to a $0.10 per share dividend if dividends are declared by the Board of Directors. Through November 30, 2004, no dividends have been declared.


NOTE 4 -  RELATED PARTY TRANSACTIONS

A shareholder has paid general and administrative expenses on behalf of the Company, in amounts up to $2,035. The Company has recorded an amount payable to the shareholder for this amount as of November 30, 2004. This liability is payable on demand and is non-interest bearing.

During the year ended November 30, 2004, the Company's President contributed $7,381 to the Company by paying certain expenses.

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2004



NOTE 4 -  RELATED PARTY TRANSACTIONS [continued]

During the year ended November 30, 2003, the Company's president contributed $2,466 to the Company by paying certain expenses on behalf of the Company. During the year ended November 30, 2002, contributions amounted to $8,216.


NOTE 5 -  INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire in 2024. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.


                               NOL
       Description         Balance         Tax              Rate

   Federal Income Tax      $101,587      $   23,365          23%

   Valuation allowance                      (23,365)
                                         ----------

   Deferred tax asset 11/30/04           $        0


The valuation allowance has decreased $2,032 from $21,333 at November 30, 2003.

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

                                                Years ended November 30,
                                                     2004         2003
           Federal Statutory Income Tax Rate           15%          15%
           Valuation Allowance                       (-15%)       (-15%)
                                                    ------        -----
               Effective income tax rate                0%           0%
                                                    ======        =====

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 6 -  SUBSEQUENT EVENTS

On January 14, 2005, the Board of Directors resolved to issue 1,000,000 shares of "restricted" common stock to management and other persons who have substantial knowledge about the Company in exchange for $10,000, or $0.01 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     On December 10, 2004, the Company's Board of Directors voted to engage Mantyla & McReynolds, Certified Public Accountants, of Salt
Lake City, Utah, to serve as its new independent auditor, as it was able to negotiate a favorable fee arrangement.

     There were no disagreements between the Company and H.J. & Associates, L.L.C. whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     Please see the Company's 8-K/A-1 filed with the Securities and Exchange Commission on December 17, 2004, a copy of which is attached hereto and incorporated herein by reference. See Part III, Item 13.

Item 8A.  Controls and Procedures.
----------------------------------

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

Bud Najvar, CPA        Director         1/05             *


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

     Business Experience.
     --------------------

          William A. Silvey, Jr. Mr. Silvey is 70 years of age and has over 37 years experience as an officer and director of operating companies, and as a venture capitalist, financial consultant and business consultant. He was one of the founders of Intermedics, Inc. which grew to be one of the largest medical products companies in the world. Mr. Silvey has founded and operated more than fifteen companies during his business career. Since April 1993, he has been an associate of Eurotrade Financial, Inc., a Houston based financial consulting firm. Mr. Silvey is a graduate of California Institute of Technology with a Bachelors Degree in Mechanical Engineering. He also holds a Masters in Business Administration from Stanford University.

          W. Scott Thompson. Mr. Thompson is 55 years of age and has over 22 years experience as a venture capitalist and financial consultant. Since April 1993, Mr. Thompson has served as the President of Eurotrade Financial, Inc., a Houston based financial consulting firm. Prior to his tenure with Eurotrade, Mr. Thompson was employed by Harris-Forbes, Inc. (a Houston based financial and venture capital firm), from October 1983 to March 1993. Mr. Thompson still serves as an officer, director and consultant to Harris-Forbes. He is a graduate from the University of Texas with a Bachelors Degree in Business Administration and attended two years of graduate school of business working toward a double masters in business and accounting.

          Bud J. Najvar is 48 years old. He received his BBA from the University of Texas in 1979. In November of 1997, Mr. Najvar became a partner in May, Swim and Najvar, CPA's, an accounting firm whose focus was tax and acquisition work. He worked there until May of 2000, until he became the senior tax manager for Margolis, Phipps & Wright, P.C., where he was in charge of the clientele he brought to the firm as part of the merger. From May 2002, to the present, Mr. Najvar has been a partner in Najvar & Najvar, whose primary focus is on small clients.

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

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

          Each of our Company's directors and executive officers filed their Form 3's Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on March 19, 2001 (Messrs. Silvey and Thompson); there have been no changes in such ownership since then.

     Audit Committee.
     ----------------

          We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current lack of any business operations. We will assess whether an audit committee may be necessary in the future.

     Code of Ethics.
     ---------------

          We adopted a Code of Ethics for our Chief Executive Officer or our Chief Financial Officer and have attached a copy of our Code of Ethics as an exhibit to our Annual Report for the fiscal year ended November 30, 2004, which is incorporated herein by reference. See Part III, Item 13.

          A copy of our Code of Ethics will be provided, free of charge, upon request to us at the address and telephone number listed on the cover page of this Annual Report.

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


                     Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

William A.  11/30/04   0     0     0     0      0     0    0
Silvey, Jr. 11/30/03   0     0     0     0      0     0    0
President,  11/30/02   0     0     0     0      0     0    0
Director

W. Scott    11/30/04   0     0     0     0      0     0    0
Thompson,   11/30/03   0     0     0     0      0     0    0
Secretary,  11/30/02   0     0     0     0      0     0    0
Director

     Stock Option Plans.
     -------------------

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ended November 30, 2004, 2003 or 2002. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     Compensation of Directors.
     --------------------------

          There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

     Termination of Employment and Change of Control Arrangement.
     ------------------------------------------------------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of the date hereof, to wit:


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

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of Process Technology common stock by directors and executive officers as of the date hereof, to wit:

                          Number of Shares
                         Beneficially Owned      Percentage of
Name and Address           as of 2/11/04           of Class
----------------         ------------------      -------------

William A. Silvey, Jr.(1)     314,369(1)             31.4%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          333,654(2)             33.4%
6371 Richmond, #200
Houston, Texas 77057

Bud Najvar, CPA                  -0-                  -0-
16151 Cairnway Dr.
Suite 209
Houston, Texas 77087
TOTALS                        648,023                64.8%


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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we and any director, executive officer, five percent stockholder or associate of any of these persons except the following: (i) we issued an aggregate total of 15,120 shares of common stock ("restricted securities")to Messrs. Silvey and Thompson (7,560 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at an aggregate total of $7,560; and (ii) we issued an aggregate total of 32,000 shares of common stock ("restricted securities")to Messrs. Silvey and Thompson (16,000 each) pursuant to Rule 701 of the Securities and Exchange Commission for compensation for non-capital raising services valued at an aggregate total of $4,200; (iii) an aggregate total of 67,200 shares of common stock ("restricted securities), 33,600 to each, were issued to reduce accounts payable by $6,806, representing advances by these persons; (iv) an aggregate total of 592,782 shares were purchased for $.01 per share by certain officers, directors and 5% shareholders, as outlined under heading "Sales of "unregistered" and "restricted" Securities during the past three years," Part I, Item 1.

     Parents of the Issuer.
     ----------------------

          Our Company has no parents.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     Reports on Form 8-K.
     --------------------

          8-K Current Report dated January 14, 2005, regarding the election of a new director and an amendment to our Bylaws.

                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

Consent of Mantyla McReynolds LLC                   16.1

Consent of HJ & Associates                          16.2

Certification of William A. Silvey, Jr.             31.1

Certification of W. Scott Thompson                  31.2

906 Certification                                   32

          (ii)                          Where Incorporated
                                       In This Annual Report
Number                                 ---------------------
------

Registration Statement on Form 10-SB**          Part I

Annual Report on Form 10-KSB for the year
ended November 30, 2002**                       Part I

Annual Report on Form 10-KSB for the year
ended November 30, 2003**                       Part I

8-K Current Report dated January 14, 2005**     Part I

     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **   Incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     Audit Fees.
     -----------

          During the fiscal year ended November 30, 2004, audit expenses were $4,903; and during the fiscal year ended November 30, 2003, audit expenses were $3,572.

     Audit Related Fees.
     -------------------

          During the fiscal years ended November 30, 2004 and 2003, the Company had no Audit Related Fees.

     Tax Fees.
     ---------

          During the fiscal year ended November 30, 2004 and 2003, the Company had no Tax Fees.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Process Technology Systems, Inc.

Date: 2/14/2005                          By/s/William A. Silvey, Jr.
     ----------                              -------------------------
                                             William A. Silvey, Jr., Director
                                             and President


Date: 2/14/2005                          By/s/W. Scott Thompson
     ----------                              --------------------------
                                             W. Scott Thompson, Director
                                             Secretary