Form 10QSB
period 2005-02-28
PROCESS TECHNOLOGY SYSTEMS INC
filed 2005-04-14
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended February 28, 2005
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

                             February 28, 2005

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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                 Condensed Financial Statements

                      February 28, 2005

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
               Condensed Consolidated Balance Sheet
                        February 28, 2005
                           (Unaudited)

                              ASSETS

                                                February 28,    November 30,
                                                     2005          2004
                                                 (Unaudited)     (Audited)
Current Assets

Total Current Assets                             $        0      $       0

Total Assets                                     $        0      $       0
                                                 ==========      =========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
 Accounts Payable                                $   67,296      $  51,467
 Due to stockholder                                   4,635          2,035
                                                 ----------      ---------
Total Current Liabilities                            71,931         53,502
                                                 ----------      ---------
Total Liabilities                                    71,931         53,502

Stockholders' Deficit

 Preferred stock: $.25 par value
   Authorized 12,500,000
   5,835 shares issued and outstanding                1,459          1,459
 Common stock, $0.002 par value;
   authorized 50,000,000 shares;
   issued and outstanding 1,000,000                   2,000          2,000
 Additional paid in capital                         319,260        319,260
 Deficit accumulated during development stage      (394,650)      (376,221)
                                                  ---------      ---------
  Total Stockholders' Deficit                       (71,931)       (53,502)
                                                  ---------      ---------

  Total Liabilities and Stockholders' Deficit     $       0      $       0
                                                  =========      =========

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
               Condensed Statements of Operations
   For the Three Months Ended February 28, 2005 and 2004 and from Inception
               [May 12, 1987] through February 28, 2005
                           (Unaudited)

                                                                    From
                                      For the      For the     Inception on
                                    Three Months Three Months    May 12, 1987
                                       Ended        Ended          Through
                                    February 28,  February 29,  February 28,
                                       2005          2004             2005
Revenues                          $         0     $        0   $        0

Expenses

 General and administrative            18,429          2,612      394,650
                                  -----------     ----------   ----------
    Total Expenses                     18,429          2,612      394,650
                                  -----------     ----------   ----------
Net Loss Before Income Taxes          (18,429)        (2,612)    (394,650)

Provision for Income Taxes                  0              0            0
                                  -----------     ----------   ----------
Net Loss                              (18,429)        (2,612)    (394,650)
                                  -----------     ----------   ----------
Loss Per Share                    $     (0.01)    $    (0.01)

Weighted Average Shares Outstanding 1,000,000      1,000,000
                                    =========      =========

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
  For the Three Months Ended February 28, 2005 and 2004 and from inception
             [May 12, 1987] through February 28, 2005
                           (Unaudited)

                                                                    From
                                      For the      For the     Inception on
                                    Three Months Three Months    May 12, 1987
                                       Ended        Ended          Through
                                    February 28,  February 29,  February 28,
                                       2005          2004             2005
Cash Flows From Operating Activities
 Net loss                       $    (18,429)  $  (2,612)   $  (394,650)
 Adjustments to reconcile net
 (loss) to net cash provided by
 operating activities:
  Write off of assets                                           188,627
  Common stock issued for services                               83,645
  Increased in accounts payable     15,829           0           79,701
  Expenses paid by Shareholders      2,600       1,952            4,635
                                ----------    --------        ---------
  Net Cash From Operating
  Activities                             0        (660)         (38,042)
                                ----------    --------        ---------
Cash Flows From Financing Activities

  Common stock issued for cash                                    7,142
  Contributed capital                              660           30,900
                                ----------    --------       ----------
  Net Cash From Financing
  Activities                             0         660           38,042

Net Increase (Decrease) in Cash          0           0                0

Beginning Cash Balance                   0           0                0
                                ----------    --------       ----------
Ending Cash Balance             $        0    $      0       $        0
                                ==========    ========       ==========
Supplemental Disclosure Information

 Cash paid during year for
 interest                       $        0    $      0       $        0
 Cash paid during year for
 Issued Common Stock for Debt   $        0    $      0       $   12,400
 Issued Common Stock for
  Services                      $        0    $      0       $   83,645

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
             Notes to Condensed Financial Statements
                        February 28, 2005


NOTE 1   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004. The results of operation for period ended February 28, 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company does not have significant assets, nor has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3   RELATED PARTY PAYABLES

     A majority shareholder has paid expenses on behalf of the Company. During the period, a shareholder paid $2,600 in expenses.

NOTE 4 - SUBSEQUENT EVENTS

     The Company's Board of Directors has authorized the issuance of 1,000,000 restricted shares of common stock at $0.01 per share. These shares have not yet been issued.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          Subsequent to the date of this Report, our Company's Board of Directors has authorized the issuance of 1,000,000 restricted shares of common stock at $0.01 per share. These shares have not yet been issued.

Item 6.   Exhibits.

          (a)  Exhibits.

               10-KSB Annual Report for the fiscal year ended November 30, 2004, filed with the Securities and Exchange Commission on February 15, 2005.*

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

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 4/14/2005                          By/s/William A. Silvey
      ---------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 4/14/2005                          By/s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

Date: 4/14/2005                          By/s/Bud Najvar
      ---------                              ------------------------
                                             Bud Najvar, Director