Form 10QSB
period 2005-05-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2005-07-15
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended May 31, 2005
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

                              May 31, 2005

                          Common - 2,000,000 shares
                          Preferred - 5,835 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                                  NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Condensed Financial Statements fairly present the financial condition of the Company.

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                 Condensed Financial Statements

                          May 31, 2005

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Condensed Balance Sheet
                           May 31, 2005
                           (Unaudited)

                              ASSETS

                                                    May 31,     November 30,
                                                     2005          2004
                                                 (Unaudited)     (Audited)
Current Assets

Cash and cash equivalents                        $   10,000      $       0
                                                 ----------      ---------
Total Current Assets                             $   10,000      $       0
                                                 ----------      ---------
Total Assets                                     $   10,000      $       0
                                                 ==========      =========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
 Accounts Payable                                $   76,268      $  51,467
 Due to stockholder                                   5,085          2,035
                                                 ----------      ---------
Total Current Liabilities                            81,353         53,502
                                                 ----------      ---------
Total Liabilities                                    81,353         53,502

Stockholders' Deficit

 Preferred stock: $.25 par value
   Authorized 12,500,000
   5,835 shares issued and outstanding                1,459          1,459
 Common stock, $0.002 par value;
   authorized 50,000,000 shares;
   issued and outstanding 2,000,000                   4,000          2,000
 Additional paid in capital                         327,260        319,260
 Deficit accumulated during development stage      (404,072)      (376,221)
                                                  ---------      ---------
  Total Stockholders' Deficit                       (71,353)       (53,502)
                                                  ---------      ---------

  Total Liabilities and Stockholders' Deficit     $  10,000      $       0
                                                  =========      =========

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
               Condensed Statements of Operations
   For the Three Months and Six Months Ended May 31, 2005 and 2004 and from
              Inception [May 12, 1987] through May 31, 2005
                           (Unaudited)

                                                                     From
                                                                 Inception on
                                   For the        For the        May 12, 1987
                           Three Months Ended   Six Months Ended    Through
                                   May 31,          May 31,         May 31,
                            2005        2004    2005      2004       2005
Revenues                  $       0   $      0  $      0    $     0  $      0
                          ---------   --------  --------    -------  --------
Expenses

 General and
  administrative              9,422      9,472    27,851     12,084   404,072
                          ---------   --------  --------    -------  --------
     Total Expenses           9,422      9,472    27,851     12,084   404,072
                          ---------   --------  --------    -------  --------
Net loss Before Income
Taxes                     $  (9,422)  $ (9,472) $(27,851)  $(12,084)$(404,072)

Provision for Income Taxes        0          0         0          0         0

Net Loss                  $  (9,422)  $ (9,472) $(27,851)  $(12,084)$(404,072)
                          =========   ========  ========    =======  ========
Loss Per Share            $   (0.01)  $  (0.01) $  (0.01)  $ (0.01)
                          =========   ========  ========   =======
Weighted Average Shares
Outstanding               1,348,315  1,000,000 1,174,157 1,000,000
                          =========  ========= ========= =========


        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
  For the Three and Six Months Ended May 31, 2005 and 2004 and from inception
             [May 12, 1987] through May 31, 2005
                           (Unaudited)

                                                                     From
                                                                 Inception on
                                   For the        For the        May 12, 1987
                           Three Months Ended   Six Months Ended    Through
                                   May 31,          May 31,         May 31,
                            2005        2004    2005      2004       2005
Cash Flows From Operating
Activities
 Net loss                  $ (9,422)  $ (9,472) $(27,851) $(12,084) $(404,072)
 Adjustments to reconcile net
 (loss) to net cash provided
 by operating activities:
  Write off of assets                                                 188,627
  Common stock issued for
  services                                                             83,645
  Increased in accounts
  payable                     8,972         0     24,801         0     88,673
  Expenses paid by
  Shareholders                  450     6,506      3,050     8,458      5,085
                          ---------  --------   -------- --------- ----------
  Net Cash From Operating
  Activities                      0    (2,966)         0    (3,626)   (38,042)
                          ---------  --------   -------- --------- ----------
Cash Flows From Financing
Activities

  Common stock issued
  for cash                   10,000               10,000               17,142
  Contributed capital                   2,966                3,626     30,900
                          ---------  --------   -------- --------- ----------
  Net Cash From Financing
  Activities                 10,000     2,966     10,000     3,626     48,042

Net Increase (Decrease)
in Cash                      10,000         0     10,000         0     10,000

Beginning Cash Balance            0         0          0         0          0
                          ---------  --------   -------- --------- ----------
Ending Cash Balance       $  10,000  $      0   $ 10,000         0 $   10,000
                          =========  ========   ======== ========= ==========
Supplemental Disclosure Information

 Cash paid during year for
 interest                 $       0  $      0   $      0 $       0 $        0
 Cash paid during year for
 income taxes             $       0  $      0   $      0 $       0 $        0
 Issued Common Stock for
 Debt                     $       0  $      0   $      0 $       0 $   12,400
 Issued Common Stock for
  Services                $       0  $      0   $      0 $       0 $   83,645

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
             Notes to Condensed Financial Statements
                          May 31, 2005

NOTE 1   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004. The results of operation for period ended May 31, 2005 are not necessarily indicative of the operating results for the full years.

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

NOTE 3   RELATED PARTY PAYABLES

     A majority shareholder has paid expenses on behalf of the Company. During the period, a shareholder paid $450 on behalf of the Company.

NOTE 4   STOCK

     On April 27, 2005, the Company issued 1,000,000 shares of common stock at $0.01 per share for a total of $10,000.

NOTE 5   SUBSEQUENT EVENT

     Effective June 2, 2005, the Company amended their Articles of Incorporation increasing their authorized common shares from 50,000,000 to 200,000,000.

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

Item 3.   Controls and Procedures.

          Within 90 days prior to the date of this Quarterly Report and as of the end of the quarterly period covered hereby, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure
controls and procedures.   Based on this evaluation, our President and
Secretary concluded that our disclosure controls and procedures are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

         On April 27, 2005, the Company issued 1,000,000 shares of common stock "restricted securities" to seventeen (17) investors pursuant to Subscription Agreements at $0.01 per share for a total of $10,000.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

         Effective June 2, 2005, we amended our Articles of Incorporation to increase the authorized common shares from 50,000,000 to 200,000,000, keeping the par value at $.002.

Item 6.   Exhibits.

               31.1  302 Certification of William A. Silvey, Jr.

               31.2  302 Certification of W. Scott Thompson

               32    Section 906 Certification.

               *Incorporated herein by reference.

                            SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 7/15/2005                          By/s/William A. Silvey, Jr.
      ---------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 7/15/2005                          By/s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

Date: 7/15/2005                          By/s/Bud Najvar
      ---------                              ------------------------
                                             Bud Najvar, Director