Form 10QSB
period 2005-08-31
PROCESS TECHNOLOGY SYSTEMS INC
filed 2005-10-17
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2005
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

                            Not Applicable.

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes___No ___

                            Not Applicable.

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                            August 31, 2005

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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                 Condensed Financial Statements

                        August 31, 2005

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Condensed Balance Sheet
                         August 31, 2005
                           (Unaudited)

                              ASSETS

                                                 August 31,     November 30,
                                                     2005          2004
                                                 (Unaudited)     (Audited)
Current Assets

Cash and cash equivalents                        $        0      $       0
                                                 ----------      ---------
Total Current Assets                             $        0      $       0
                                                 ----------      ---------
Total Assets                                     $        0      $       0
                                                 ==========      =========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
 Accounts Payable                                $   74,254      $  51,467
 Due to stockholder                                     947          2,035
                                                 ----------      ---------
Total Current Liabilities                            75,201         53,502
                                                 ----------      ---------
Total Liabilities                                    75,201         53,502
                                                 ----------      ---------
Stockholders' Deficit

 Preferred stock: $.25 par value
   Authorized 12,500,000
   5,835 shares issued and outstanding                1,459          1,459
 Common stock, $0.002 par value;
   authorized 200,000,000 shares;
   issued and outstanding 2,000,000                   4,000          2,000
 Additional paid-in capital                         327,260        319,260
 Deficit accumulated during development stage      (407,920)      (376,221)
                                                  ---------      ---------
  Total Stockholders' Deficit                       (75,201)       (53,502)
                                                  ---------      ---------

  Total Liabilities and Stockholders' Deficit     $       0      $       0
                                                  =========      =========

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
               Condensed Statements of Operations
 For the Three Months and Nine Months Ended August 31, 2005 and 2004 and from
       Inception [May 12, 1987] through August 31, 2005
                           (Unaudited)

                                                                     >From
                                                                 Inception on
                                   For the        For the        May 12, 1987
                           Three Months Ended  Nine Months Ended    Through
                                 August 31,        August 31,      August 31,
                            2005        2004    2005      2004       2005
                          ---------   --------  --------    -------  --------
Revenues                  $       0   $      0  $      0    $     0  $      0

Expenses

 General and
  administrative              3,848      2,405    31,699     14,489   407,920
                          ---------   --------  --------    -------  --------
     Total Expenses           3,848      2,405    31,699     14,489   407,920
                          ---------   --------  --------    -------  --------
Net Loss Before Income
Taxes                     $  (3,848)  $ (2,405) $(31,699)  $(14,489)$(407,920)

Provision for Income Taxes        0          0         0          0         0
                          ---------   --------  --------    -------  --------
Net Loss                  $  (3,848)  $ (2,405) $(31,699)  $(14,489)$(407,920)
                          =========   ========  ========    =======  ========
Loss Per Share            $   (0.01)  $  (0.01) $  (0.01)  $ (0.01)
                          =========   ========  ========   =======
Weighted Average Shares
Outstanding               2,000,000  1,000,000 1,461,538 1,000,000
                          =========  ========= ========= =========


        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
For the Three and Nine Months Ended August 31, 2005 and 2004 and from inception [May 12, 1987] through August 31, 2005
                           (Unaudited)

                                                                     >From
                                                                 Inception on
                                   For the        For the        May 12, 1987
                           Three Months Ended  Nine Months Ended    Through
                             August 31,            August 31,     August 31,
                            2005        2004    2005      2004       2005
Cash Flows From Operating
Activities
 Net loss                  $ (3,848)  $ (2,405) $(31,699) $(14,489) $(407,920)
 Adjustments to reconcile net
 (loss) to net cash provided
 by operating activities:
  Write off of assets                                                 188,627
  Common stock issued for
  services                                                             83,645
  Increase (decrease) in
   accounts payable          (2,014)    (1,350)   22,787     7,108     86,658
  Increase (decrease) in
   due to shareholders       (4,138)              (1,088)                 948
                          ---------   --------  -------- --------- ----------
  Net Cash From Operating
  Activities                (10,000)   (3,755)   (10,000)   (7,381)   (48,042)
                          ---------  --------   -------- --------- ----------
Cash Flows From Financing
Activities

  Common stock issued
  for cash                        -         -     10,000         -     17,142
  Contributed capital             -     3,755          -     7,381     30,900
                          ---------  --------   -------- --------- ----------
  Net Cash From Financing
  Activities                      -     3,755     10,000     7,381     48,042

Net Increase (Decrease)
in Cash                     (10,000)        -          -         -          -

Beginning Cash Balance       10,000         -          -         -          -
                          ---------  --------   -------- --------- ----------
Ending Cash Balance       $       -  $      -   $      - $       - $        -
                          =========  ========   ======== ========= ==========
Supplemental Disclosure Information

 Cash paid during year for
 interest                 $       0  $      0   $      0 $       0 $        0
 Cash paid during year for
 income taxes             $       0  $      0   $      0 $       0 $        0
 Issued Common Stock for
 Debt                     $       0  $      0   $      0 $       0 $   12,400
 Issued Common Stock for
  Services                $       0  $      0   $      0 $       0 $   83,645

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
             Notes to Condensed Financial Statements
                          August 31, 2005

NOTE 1   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004. The results of operation for period ended August 31, 2005 are not necessarily indicative of the operating results for the full years.

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

NOTE 3   RELATED PARTY PAYABLES

     A majority shareholder has paid expenses on behalf of the Company. During the period, a shareholder paid $2,703 on behalf of the Company. $6,840 was reimbursed to the shareholder for previous payments the shareholder paid on behalf of the Company.

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

Item 3.   Controls and Procedures.

         As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

         On April 27, 2005, the Company issued 1,000,000 shares of common stock ("restricted securities") to seventeen (17) investors pursuant to Subscription Agreements at $0.01 per share for an aggregate total of $10,000 or $0.01 per share.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

         Effective June 2, 2005, we amended our Articles of Incorporation. These amendments increased our authorized shares; allowed the Board of Directors, without shareholder approval, to effect re-capitalizations in the form of forward and reverse splits of our outstanding securities, provided that any such re-capitalization does not require a further amendment to our Articles of Incorporation; and added a provision that summarizes the indemnification provisions of the General Corporation Law of the State of Nevada ("Nevada Law"). See our Definitive Information Statement that was filed with the Securities and Exchange Commission on May 13, 2005, and mailed to our stockholders on that date and which is incorporated herein by reference. See Item 6.

          On October 15, 2005, we executed a Letter of Intent with Forster Drilling Corporation. Forster is engaged in the contract land drilling service sector of the oil and exploration and production business. See our 8-K Current Report dated and filed with the Securities and Exchange Commission on October 14, 2005, and which is incorporated herein by reference. See Item 6.

Item 6.   Exhibits.

               31.1  302 Certification of William A. Silvey, Jr.

               31.2  302 Certification of W. Scott Thompson

               32    Section 906 Certification.

Definitive Information Statement dated May 13, 2005*

8-K Current Report dated October 14, 2005*

               *Incorporated herein by reference.

                            SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 10/17/2005                         By  /s/William A. Silvey, Jr.
      ----------                             ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 10/17/2005                         By  /s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

Date: 10/17/2005                         By  /s/Bud Najvar
      ----------                             ------------------------
                                             Bud Najvar, Director