Form 10KSB
period 2005-11-30
PROCESS TECHNOLOGY SYSTEMS INC
filed 2006-02-27
CIK 744667

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended November 30, 2005
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

     Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [  ]

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X   No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Issuer is a shell company (as defined
by Rule 12b-2 of the Exchange Act).  Yes X    No
                                        ---      ---

     State Issuer's revenues for its most recent fiscal year: November 30, 2005 - 0.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: February 22, 2006 - $180,247.95.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

     Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: February 22, 2006 - 2,000,000 shares of common stock and 5,835 shares of preferred stock.

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
                              PART I

Item 1.  Description of Business.
        -------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     ------------------------------------

     Process Technology Systems, Inc. ("Process Technology" or our "Company" or "we," "our" or "us" or words of similar import) was organized under the laws of the State of Nevada on May 12, 1987, under the name "Process Technology, Inc." We were formed to engage in any lawful activity.

     We had an initial authorized capital consisting of 25,000,000 shares of $0.002 par value common voting stock, and 12,500,000 shares of $0.25 par value preferred stock.

     On November 11, 1998, our Company was revived under the name "Process Technology Systems, Inc." because the name "Process Technology, Inc." was not then available in Nevada.

     In February, 2000, a Certificate of Amendment to our Articles of Incorporation was filed with the State of Nevada regarding the class of our preferred stock that is presently issued and outstanding. The rights, privileges and preferences of this class of preferred stock were not previously set forth in the original Articles of Incorporation or any amendment thereto.

     On May 21, 2001, our Company authorized a reverse split of our outstanding common and preferred stock on a 50 for 1 basis. A copy of the Articles of Amendment respecting this action was attached to our 10-KSB Annual Report for the year ended November 30, 2001, and which is incorporated herein by reference. All computations herein take into account that reverse split. See Part III, Item 13.

     Copies of our Initial Articles of Incorporation, as amended, and our Bylaws, were attached to our Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on February 18, 2000, and which are incorporated by reference. See Part III, Item 13.

     On January 14, 2005, we authorized the offer and sale of 1,000,000 shares of our common stock at a price of $0.01 per share for aggregate gross proceeds of $10,000. See our 8-K Current Report dated April 27, 2005, which was filed with the Securities and Exchange Commission on May 6, 2005, and which is incorporated herein by reference. Members of our management purchased 592,782 shares of our common stock on this offering. See Part II, Item 12.

     Bud Najvar, CPA, was appointed to our Board of Directors on January 14, 2005; and we amended our Bylaws to allow action by written consent to be taken without the consent of all of our stockholders. See our 8-K Current Report dated January 14, 2005, that was filed with the Securities and Exchange Commission on January 18, 2005, and which is incorporated herein by reference. See Part III, Item 13.

     On May 13, 2005, we filed a definitive Information Statement regarding our Restated and Amended Articles of Incorporation to increase our authorized shares from 50,000,000 to 200,000,000, to allow our Board of Directors to effect re-capitalizations that do not require amendments to our Articles of Incorporation in the form of forward and reverse splits without stockholder approval, and to include the indemnification provisions of the Nevada Revised Statutes therein. See the Definitive Information Statement that was filed with the Securities and Exchange Commission on May 13, 2005, and which is incorporated herein by reference. See Part III, Item 13.

     We entered into a Letter of Intent to pursue a reorganization with Forster Drilling Corporation, a Texas corporation, on October 13, 2005, which expired by its terms on December 5, 2005. See our 8-K Current Report dated October 13, 2005, that was filed with the Securities and Exchange Commission on October 14, 2005, and is which incorporated herein by reference. See Part III, Item 13.

Business.
---------

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we are deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

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

     Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading "Business Experience," Part III, Item 9.

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

     Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of our shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. It is the position of the Securities and Exchange Commission that securities issued in "shell companies" like us to directors, executive officers, promoters or founders and their transferees must be registered with the Securities and Exchange Commission for public resale and that neither Rule 144 nor Section 4(1) of the Securities Act of 1933, as amended (the "Securities Act"), is available for resales of any such securities.

     None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors.
-------------

     In any business venture like ours, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our Company's present and proposed business operations will be highly speculative and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue.
-----------------------------------------------

     Our Company has no assets and has had no profitable operations since inception. We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for our Company or our stockholders or that any such business will operate on a profitable basis.

Our Company is Deemed to Be a "Blank Check" Company Until We Adopt a Business Plan.
-----

     The limited business operations of our Company, as now contemplated, involve those of a "blank check" or "shell company." The only activities to be conducted by our Company are to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; "Blank Check" Company.
-----------------------------------------------------

     Because our Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company is deemed to be a "blank check" company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

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

Unspecified Industry and Acquired Business; Unascertainable Risks.
------------------------------------------------------------------

     To date, our Company has not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which our Company may acquire. To the extent that our Company may acquire a business in a high risk industry, our Company will become subject to those risks. Similarly, if our Company acquires a financially unstable business or a business that is in the early stages of development, our Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.
-----------------------------------

     Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.
----------------------------------

     The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the calendar year ended November 30, 2005 and 2004, expresses "substantial doubt about our ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

Losses Associated With Startup.
-------------------------------

     Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on " Blank Check " or " Shell Companies".
------------------------------------------------------------------------

     Federal Restrictions.
     ---------------------

     Recent amendments to Form 8-K by the Securities and Exchange Commission regarding "shell companies" and transactions with "shell companies" require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a "shell company," and limit the use of this Form to a reorganized "shell company" until the expiration of 60 days from when any such entity is no longer considered to be a "shell company." This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time, expense and costs normally avoided by reverse reorganizations.

     It is the position of the Securities and Exchange Commission, that the Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales Certain Restricted Securities," can restrict the free tradeability of certain shares issued to our promoters or founders or "affiliates" in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter.

     If we publicly offer by registration any securities as a condition to the closing of any acquisition, merger or reorganization while we are a "blank check" or "shell company," we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking our shareholders vote and the agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any registered public offerings of our securities that would come within the context of an offering described in Rule 419.

     All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

     * The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

     * Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

     * Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

     * These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

     * An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation, including our current directors.

     * Finder's and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which could substantially restrict our ability to attract such potential candidates.

     State Restrictions.
     -------------------

     A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a "blank check" Company, these legal restrictions may have a material adverse impact on our ability to raise capital because potential purchasers of our securities must be residents of states that permit the purchase of such securities.
These restrictions may also limit or prohibit stockholders from reselling shares of our Company's common stock within the borders of regulating states.

     By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because our Company does not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restrictions on "blank check" offerings will have any effect on our Company.

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

Management to Devote Insignificant Time to Activities of Our Company.
---------------------------------------------------------------------

     Members of our Company's management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote about one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares.
-------------------------------------------------

     Although our common stock is currently quoted on the OTC Bulletin Board of the NASD, there is currently no market for such shares; and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 4.

Risks of "Penny Stock."
-----------------------

     Our Company's common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company's common stock to resell their shares to third parties or to otherwise dispose of them.

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

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

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

          We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

          We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

          If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission, all within four business days. Under current Form 8-K of the Securities and Exchange Commission, any acquisition by us will require the filing of this type of information within four business days, including audited financial statements of the acquired company and the requisite proforma financial statements that reflect the acquisition.

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

     Number of Employees.
     --------------------

          None.

Item 2.  Description of Property.
---------------------------------

     We have no assets, property or business; our principal executive office address and telephone number are the office address and telephone number of our Secretary, W. Scott Thompson, and are provided at no cost. Because we have no current business operations, our activities have been limited to keeping ourselves in good standing in the State of Nevada and preparing and filing our periodic reports under Section 13 of the Exchange Act. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Thompson of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
---------------------------

     We are not a party to any pending legal proceeding and, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Our Company has had no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2005; we did however, file a Definitive Information Statement on May 13, 2005, regarding our Restated and Amended Articles of Incorporation. For information about the shareholders who consented to such action and the number of shares voted by such consent, please see the Definitive Information Statement referenced in
Part III, Item 13.

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

     Our Company's common stock commenced to trade on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") in the second fiscal quarter of 2001 under the symbol "PTCY."

     The range of high and low bid quotations for our Company's common stock during the each quarter of the fiscal years ended November 30, 2005 and 2004, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
February 27, 2004                      $0.05               $0.02

May 28, 2004                           $0.10               $0.07

August 31, 2004                        $0.10               $0.10

November 30, 2004                      $0.10               $0.10

February 28, 2005                      $0.15               $0.10

May 31, 2005                           $0.15               $0.15

August 31, 2005                        $0.15               $0.15

November 30, 2005                      $0.50               $0.15

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

     It is the position of the Securities and Exchange Commission that securities issued in "shell companies" like us to directors, executive officers, promoters or founders and their transferees must be registered with the Securities and Exchange Commission for public resale and that neither Rule 144 nor Section 4(1) of the Securities Act is available for resales of any such securities.

Holders.
--------
          The number of record holders of Process Technology's outstanding common stock as of the date of this Annual Report is approximately 126.

Dividends.
----------

     We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy of cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on its securities.

Recent Sales of "Restricted Securities".
----------------------------------------

     On April 27, 2005, we issued 1,000,000 shares of our common stock that are "restricted securities" to seventeen (17) investors pursuant to Subscription Agreements at $0.01 per share for a total of $10,000. Members of our management purchased a portion of these securities, as follows:

     Name                                        Number of shares
     ----                                        ----------------
Alex Segall Family Trust                            100,000(1)

Fulton Holdings, Ltd.                               100,000(2)

Jose Marie Silvey                                    35,000(3)

Karen B. Najvar                                      70,000(4)

Rockport Holdings, Ltd.                             100,000(5)

Thompson Family Trust                                50,000(6)

W. A. Silvey, Jr.                                   100,000

WHMS Enterprises                                     25,000(7)

William Scott Thompson 1873 Family Trust             50,000(8)

WLT Reification Trust                               120,000(9)
                                                  ---------
           TOTAL                                    750,000

(1)  The Alex Segall Family Trust which is controlled by W. Scott Thompson.

(2)  Fulton Holdings is controlled by William A. Silvey, Jr.

(3)  Josie Marie Silvey is the wife of William A. Silvey, Jr.

(4)  Karen B. Najvar is the wife of Bud Najvar.

(5)  Rockport Holdings, Ltd. is controlled by William A. Silvey, Jr.

(6)  Thompson Family Trust is controlled by W. Scott Thompson.

(7)  WHMS Enterprises is controlled by William A. Silvey, Jr.

(8)  William Scott Thompson 1983 Family Trust is controlled by W. Scott
Thompson.

(9)  WLT Reification Trust is controlled by W. Scott Thompson.

     We issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Restrictions on Sales of Certain "Restricted Securities".
---------------------------------------------------------

     Generally, restricted securities can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the "current public information" requirements, subparagraph (c) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period, subparagraph (e); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities, subparagraph (f); the shares are sold in "broker's transactions" only, subparagraph (g); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions, subparagraph (h); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144.

     In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission's Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the "Wulff Letter." The full text of the Wulff Letter can be examined in the CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, issued under the name "NASD Regulation, Inc."

     The Wulff Letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of "blank check" or "shell companies" had sought to treat their shares as free trading or unrestricted securities. As defined in the Wulff Letter, a "blank check" or "shell company" is "a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person."

     Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving "blank check" or "shell companies," the Wulff Letter stated that promoters and affiliates of these companies, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by "promoters," "affiliates" or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the
Section 4(1) exemption from registration for resales under the Securities Act that exempts sales by persons other than "an issuer, underwriter or a dealer." As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after these types of companies complete a merger or acquisition transaction with an operating entity. We take no position as to whether the Securities and Exchange Commission has the authority to abate the exemption from registration under the Securities Act in Section 4(1), which is a statutory exemption for "routine trading transactions.

    These restrictions apply to persons who may be deemed to be our "promoters" or "affiliates and their transferees of such securities. An "affiliate" includes all directors and executive officers of an issuer, along with 10% stockholders, and includes persons controlling, controlled by or under common control of an issuer; a promoter is generally defined as anyone involved in the formation of an issuer, and that may include finder's and others in similar capacities, who introduce acquisition candidates to us.

Use of Proceeds of Registered Securities.
-----------------------------------------

     There were no proceeds received during the fiscal year ended November 30, 2005, from the sale of registered securities.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     We have no equity compensation plans.

Purchases of Company Equity Securities.
---------------------------------------

     Except as stated above under this Item under the heading "Recent Sales of "Restricted Securities," there were no purchases of our equity securities by us or any affiliated purchasers during the fiscal year ended November 30, 2005.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year ended November 30, 2005, or during the last two fiscal years.

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

Item 7.  Financial Statements.
------------------------------

For the periods ended November 30, 2005 and 2004

     Report of Independent Registered Public Accounting Firm

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Deficit

     Statements of Cash Flows

     Notes to the Financial Statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.

    Report of Registered Independent Public Accounting Firm
                    and Financial Statements

                       November 30, 2005

                   PROCESS TECHNOLOGY SYSTEMS, INC.

                          TABLE OF CONTENTS



                                                                    Page

    Report of Independent Registered Public Accounting Firm           1

    Balance Sheet   November 30, 2005                                 2

    Statements of Operations for the Years Ended November 30,
    2005 and 2004, and for the period from Inception [May 12,
    1987] through November 30, 2005                                   3

    Statement of Stockholders' Deficit for the period from
    Inception [May 12, 2004] through November 30, 2005               4-5

    Statements of Cash Flows for the Years Ended November 30,
    2005 and 2004, and for the period from Inception [May 12,
    1987] through November 30, 2005                                   6

    Notes to  Financial Statements                                 7 - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Process Technology Systems, Inc.

We have audited the accompanying balance sheet of Process Technology Systems, Inc. as of November 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended November 30, 2005 and 2004. The financial statements of Process Technology Systems, Inc. for the period from inception [May 12, 1987] through November 30, 2003, were audited by other auditors whose report dated February 9, 2004, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Process Technology Systems, Inc., as of November 30, 2005, and the results of their operations and their cash flows for the years ended November 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Process Technology Systems, Inc. will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has experienced recurring losses from operations since its inception, has a net working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds
Mantyla McReynolds
Salt Lake City, Utah
January 15, 2005

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                          Balance Sheet
                        November 30, 2005

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
                                                          ===============

               Liabilities and Stockholders' Deficit

Liabilities
  Current Liabilities
    Accounts payable                                      $        79,307
    Due to shareholders                                             2,925
                                                          ---------------
  Total Current Liabilities                                        82,232
                                                          ---------------
Total Liabilities                                                  82,232
                                                          ---------------
Stockholders' Deficit

 Preferred stock-12,500,000 shares authorized having a
  par value of $.25 per share; 5,835 shares issued and
  outstanding [Note 3]                                              1,459
 Common stock-200,000,000 shares authorized having a par
  value of $.002 per share; 2,000,000 shares issued and
  outstanding [Note 3]                                              4,000
 Additional paid-in capital                                       327,260
 Deficit accumulated during the development stage                (414,951)
                                                          ---------------
Total Stockholders' Deficit                                       (82,232)
                                                          ---------------
Total Liabilities and Stockholder' Deficit                $             -
                                                          ===============

          See accompanying notes to financial statements

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                     Statements of Operations
For the Years Ended November 30, 2005 and 2004, and for the period from Inception [May 12, 1987] through November 30, 2005

                                                              Period from
                                                               5/12/1987
                                                                Through
                                        2005         2004      11/30/05

Revenue                                $       -    $      -  $       -
                                       ---------    --------  ---------
Expenses:

 General and administrative               38,730      10,806    414,951
                                       ---------    --------  ---------
Total Expenses                            38,730      10,806    414,951
                                       ---------    --------  ---------
Net Loss Before Income Taxes           $ (38,720)   $(10,806) $(414,951)
                                       ---------    --------  ---------
Provision For Income Taxes                     -           -          -
                                       ---------    --------  ---------
Net Loss                               $ (38,720)   $(10,806) $(414,951)
                                       =========    ========  =========
Basic and diluted loss per share       $   (0.02)   $  (0.01) $   (1.05)
                                       =========    ========  =========
Weighted average shares outstanding    1,591,521   1,000,000    394,425
                                       =========   =========  =========

         See accompanying notes to financial statements.

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Deficit
For the period from Inception [May 12, 1987] through November 30, 2005

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

          See accompanying notes to financial statements

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Deficit
For the period from Inception [May 12, 1987] through November 30, 2005

                              Common Stock          Preferred Stock
                            Shares    Amount        Shares   Amount
Issued common stock for
cash at $0.01 per share       714,195    1,428             -        -

Contributed capital by
shareholder                         -        -             -        -

Net loss for the year
ended November 30, 2001             -        -             -        -
                            ---------   ------       -------   ------
Balance, November 30, 2001  1,000,000    2,000         5,835    1,459

Capital contributed
by shareholder                      -        -             -        -

Net loss for the year
ended November 30, 2002             -        -             -        -
                            ---------   ------       -------   ------
Balance, November 30, 2002  1,000,000    2,000         5,835    1,459

Capital contributed
by shareholder                      -        -             -        -

Net loss for the year
ended November 30, 2003             -        -             -        -
                            ---------   ------       -------   ------
Balance, November 30, 2003  1,000,000    2,000         5,835    1,459

Capital contributed
by shareholder                      -        -             -        -

Net loss for the year
ended November 30, 2004             -        -             -        -
                            ---------   ------       -------   ------
Balance, November 30, 2004  1,000,000    2,000         5,835    1,459

Issued common stock for
cash at $0.01 per share,
4/27/2005                   1,000,000    2,000             -        -

Net loss for the period
ended November 30, 2005             -        -             -        -
                            ---------   ------       -------   ------

Balance, November 30, 2005  2,000,000   $4,000         5,835   $1,459
                            =========   ======       =======   ======

[CONTINUED]


                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Deficit
For the period from Inception [May 12, 1987] through November 30, 2005

                                                   Deficit
                                                Accumulated
                                    Additional   During the         Net
                                     Paid-in    Development   Stockholders
                                     Capital       Stage         Deficit
Issued common stock for
cash at $0.01 per share                 5,714                        7,142

Contributed capital by
shareholder                             3,982                        3,982

Net loss for the year
ended November 30, 2001                               (36,149)     (36,149)
                                    ---------     -----------    ---------
Balance, November 30, 2001            301,197        (346,147)     (41,491)

Capital contributed
by shareholder                          8,216                        8,216

Net loss for the year
ended November 30, 2002                               (11,531)     (11,531)
                                    ---------     -----------    ---------
Balance, November 30, 2002            309,413        (357,678)     (44,806)

Capital contributed
by shareholder                          2,466                        2,466

Net loss for the year
ended November 30, 2003                                (7,737)      (7,737)
                                    ---------     -----------    ---------
Balance, November 30, 2003            311,879        (365,415)     (50,077)

Capital contributed
by shareholder                          7,381                        7,381

Net loss for the year
ended November 30, 2004                               (10,806)     (10,806)
                                    ---------     -----------    ---------
Balance, November 30, 2004          $ 319,260     $  (376,221)   $ (53,502)

Issued common stock for cash at
$0.01 per share, 4/27/2005              8,000               -       10,000

Net loss for the period ended
November 30, 2005                           -         (38,730)     (38,730)
                                    ---------     -----------    ---------
Balance, November 30, 2005          $ 327,260     $  (414,951)   $ (82,232)
                                    =========     ===========    =========

          See accompanying notes to financial statements

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows
          For the Years Ended November 30, 2005 and 2004

                                                              Period from
                                                               5/12/1987
                                                                Through
                                                              November 30,
                                        2005         2004        2005
CASH FLOWS FROM OPERATING
 Net Loss                            $   (38,730) $ (10,806)   $ (414,951)
 Adjustments to Reconcile net loss to
  net cash used by operating activities:
 Common stock issued for services              -          -        83,645
 Write off of Assets                           -          -       188,627
 Expenses paid by shareholders               890      2,035         2,925
 Increase in accrued expenses             27,840      1,390        91,712
                                     -----------  ---------    ----------
  Net Cash from Operating Activities     (10,000)    (7,381)      (48,042)
                                     -----------  ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES           -          -             -
                                     -----------  ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash             10,000          -        17,142
 Contributed capital                                  7,381        30,900
                                     -----------  ---------    ----------
  Net Cash from Financing Activities      10,000      7,381        48,042
                                     -----------  ---------    ----------
NET INCREASE (DECREASE)IN CASH
AND CASH EQUIVALENTS                           -          -             -

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                         -          -             -
                                     -----------  ---------    ----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                     $         -  $       -    $        -
                                     ===========  =========    ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES:
Cash Paid For:

 Interest                            $         -  $       -    $        -
 Income taxes                        $         -  $       -    $        -

          See accompanying notes to financial statements

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The Company was organized under the laws of the State of Nevada on May 12, 1987. In June 1987, the Company issued 200,000 shares of its common stock to acquire all of the outstanding stock of Houston Engineering Research Corporation (HERCO), a Texas corporation which were subsequently written off as a loss. The Company was organized to engage in any lawful activity.

Currently, the Company is considered a development stage company and is seeking new business opportunities believed to hold a potential profit or to merge with an existing company.

b.  Per Share Amounts

In accordance with Financial Accounting standards No. 128, "Earnings per Share", basic loss per share is computed using the weighted average number of shares outstanding. Diluted loss per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. No dilutive shares were outstanding during the period.

c.  Use of Estimates

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

d.  Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash on deposit in banks, deposit in transit and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e.  Provision for Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. See
Note 5.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforward amounts for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f.   Revenue Recognition

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

g.  Impact of New Accounting Standards

In November 2004, FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." SFAS 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123 (R), "Share-Based Payment." SFAS 123 (R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the Company's shares or

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g.  Impact of New Accounting Standards (continued)

other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers or nonpublic entities, as of the first interim period or fiscal year beginning after December 15, 2005. For all other public companies, the statement is effective as of the first interim period or fiscal year beginning after June 15, 2005. Management does not expect adoption of SFAS 123 (R) to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 154 to have a material impact on the Company's financial statements.

NOTE 2 -  GOING CONCERN

The Company's financial statements are prepared using accounting principles general accepted in the United State of America, applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has accumulated losses from inception amounting to $414,951 as of November 30, 2005.

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2005


NOTE 2 -  GOING CONCERN (continued)

These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to seek a transaction with a well capitalized merger candidate. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 -  PREFERRED AND COMMON STOCK

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

The Company has 5,835 shares of preferred stock issued and outstanding at November 30, 2005. The preferred stock has preference in liquidation and dividends. The preferred stock is entitled to a $0.10 per share dividend if dividends are declared by the Board of Directors. Through November 30, 2005, no dividends have been declared.

On April 27, 2005 the Company issued 1,000,000 shares of common stock at $0.01 per share for $10,000 in cash proceeds.

NOTE 4 -  RELATED PARTY TRANSACTIONS

A shareholder has paid general and administrative expenses on behalf of the Company, in amounts up to $10,890. The Company has recorded an amount payable to the shareholder for the amount of $2,925 as of November 30, 2005. This liability is payable on demand and is non-interest bearing. During the year ended November 30, 2004, the Company's President contributed $7,381 to the Company by paying certain expenses.

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2005


NOTE 5 -  INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire in 2025. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting valuation allowance has been established for the deferred asset.

                               NOL
       Description         Balance         Tax              Rate
       -----------         --------      ----------         ----
   Federal Income Tax      $140,317      $   37,974          27%

   Valuation allowance                      (37,974)
                                         ----------
   Deferred tax asset 11/30/05           $        0
                                         ==========

The valuation allowance has decreased $14,609 from $23,365 at November 30, 2004.

Reconciliation between income taxes at the statutory tax rate (15%) and the actual income tax provision for continuing operations follows:

                                                Years ended November 30,
                                                     2005         2004
           Tax Provision at statutory tax rate (15%) (5,810)      (1,621)
           Valuation Allowance                        5,810        1,621
                                                    -------        -----
               Total Actual Provision                     -            -
                                                    =======        =====


NOTE 6 -  LOSS PER SHARE

The following is an illustration of the reconciliation of the numerators and denominators of basic loss per share computations:

                               Loss           Shares         Per Share
                           (Numerator)    (Denominator)       Amount
For the year ended
November 30, 2004           ($10,806)      1,000,000          ($0.01)

For the year ended
November 30, 2005           ($38,730)      1,594,521          ($0.02)

                 Process Technology Systems, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        November 30, 2005


NOTE 7 - CONTINGENCY

On October 14, 2005 the Company entered into a letter of intent to pursue a reorganization with Forster Drilling Corporation. It is expected that the contemplated transaction will result in the issuance of 40 million shares of Process Technology Systems, Inc. common stock that are "restricted securities" as defined in SEC Rule 144 in exchange for all of the issued and outstanding capital stock of Forster.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     During the past two fiscal years, there have been no changes in our independent auditors that have not been previously reported in our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004. See Part III, Item 13. Also see our 8-K Current Report dated December 10, 2005, which was filed with the Securities and Exchange Commission and which is incorporated herein by reference, in Part III, Item 13.

Item 8A.  Controls and Procedures.
----------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Business Experience.
--------------------

     William A. Silvey, Jr. Mr. Silvey is 71 years of age and has over 37 years experience as an officer and director of operating companies, and as a venture capitalist, financial consultant and business consultant. He was one of the founders of Intermedics, Inc. which grew to be one of the largest medical products companies in the world. Mr. Silvey has founded and operated more than 15 companies during his business career. Since April 1993, he has been an associate of Eurotrade Financial, Inc., a Houston based financial consulting firm. Mr. Silvey is a graduate of California Institute of Technology with a Bachelors Degree in Mechanical Engineering. He also holds a Masters in Business Administration from Stanford University.

     W. Scott Thompson. Mr. Thompson is 56 years of age and has over 22 years experience as a venture capitalist and financial consultant. Since April 1993, Mr. Thompson has served as the President of Eurotrade Financial, Inc., a Houston based financial consulting firm. Prior to his tenure with Eurotrade, Mr. Thompson was employed by Harris-Forbes, Inc. (a Houston based financial and venture capital firm), from October 1983 to March 1993. Mr. Thompson still serves as an officer, director and consultant to Harris-Forbes. He is a graduate from the University of Texas with a Bachelors Degree in Business Administration and attended two years of graduate school of business working toward a double masters in business and accounting.

     Bud J. Najvar is 49 years old. He received his BBA from the University of Texas in 1979. In November of 1997, Mr. Najvar became a partner in May, Swim and Najvar, CPA's, an accounting firm whose focus was tax and acquisition work. He worked there until May of 2000, until he became the senior tax manager for Margolis, Phipps & Wright, P.C., where he was in charge of the clientele he brought to the firm as part of the merger. From May 2002, to the present, Mr. Najvar has been a partner in Najvar & Najvar, whose primary focus is on small clients.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Each of our Company's directors and executive officers filed their Form 3's Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on March 19, 2001 (Messrs. Silvey and Thompson); Bud Najvar filed his Form 3 and Messrs. Silvey and Thompson both filed Form 4's Statement of Changes in Beneficial Ownership of Securities with the Securities and Exchange Commission on May 6, 2005.

Audit Committee.
----------------

     We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current lack of any business operations. We will assess whether an audit committee may be necessary in the future.

Compensation Committee.
-----------------------

     We have not established a Compensation Committee because, due to our lack of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Compensation Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Nominating and Corporate Governance Committee.
----------------------------------------------

     We have not established a Nominating and Corporate Governance
Committee because, due to our lack of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

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

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by Process Technology for services rendered during the periods indicated:

                   SUMMARY COMPENSATION TABLE


                     Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
William A.  11/30/05   0     0     0     0      0     0    0
Silvey, Jr. 11/30/04   0     0     0     0      0     0    0
President,  11/30/03   0     0     0     0      0     0    0
Director

W. Scott    11/30/05   0     0     0     0      0     0    0
Thompson,   11/30/04   0     0     0     0      0     0    0
Secretary,  11/30/03   0     0     0     0      0     0    0
Director

Bud Najvar  11/30/05   0     0     0     0      0     0    0
Director

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ended November 30, 2005, 2004 or 2003. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of the date hereof, to wit:


                        Number of Shares           Percentage
Name and Address       Beneficially Owned           of Class
----------------       ------------------           --------
William A. Silvey, Jr.(1)     674,369(1)             33.7%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          662,222(2)             33.1%
6371 Richmond, #200
Houston, Texas 77057

Leonard W. Burningham, Esq.(3)192,858(3)              9.6%
455 East 500 South,
Suite 205
Salt Lake City, Utah
84111

TOTALS:                     1,529,449                76.5%

          (1) 242,863 shares are held directly by William A. Silvey, Jr., WHMS Enterprises owns 25,000 shares and is controlled by William A. Silvey, Jr., 80 of these shares are held of record in the name of the Silvey Children's Trust, and 20 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr., 185,703 shares in the name of Fulton Holdings which is controlled by William A. Silvey, Jr., 85,703 are in the name of Helen H. Silvey, deceased wife of William A. Silvey, Jr., 100,000 shares in the name of Rockport Trading which is controlled by William A. Silvey, Jr., and 35,000 in the name of Josie Marie Silvey, wife of William A. Silvey, Jr.

          (2) 143,862 shares are held directly by W. Scott Thomspon, 83,568 of these shares are held of record in the name of the Thompson Family Trust, 100 shares are owned by W.L. Thompson, Jr., W. Scott Thompson's father, 42,852 shares are owned by Candy Segall Thompson, W. Scott Thompson's wife, 21,426 shares are owned by Candy Segall Thompson c/f Traci Thompson, W. Scott Thompson's daughter, 21,426 shares are owned by Candy Segall Thompson c/f William S. Thompson, 78,568 shares are owned by the William Scott Thompson 1983 Family Trust, 22,852 shares are owned by Happy Lucky, LLC, which is controlled W. Scott Thompson, 128,568 in the Alex Segall Family Trust which is controlled by W. Scott Thompson, and 120,000 shares are held as WLT Reification Trust.

          (3) 164,278 of these shares are held in JTWROS with Stacy Burningham, Leonard W. Burningham's wife.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of Process
Technology common stock by directors and executive officers as of the date hereof, to wit:

                          Number of Shares
                         Beneficially Owned      Percentage of
Name and Address           as of 2/22/06           of Class
----------------         ------------------      -------------
William A. Silvey, Jr.(1)     674,369(1)             33.7%
5227 Cripple Creek Court
Houston, Texas 77017

W. Scott Thompson(2)          662,222(2)             33.1%
6371 Richmond, #200
Houston, Texas 77057

Bud Najvar, CPA                70,000(3)              3.5%
16151 Cairnway Dr.
Suite 209
Houston, Texas 77087

TOTALS                      1,406,591                70.3%


          (1) 242,863 shares are held directly by William A. Silvey, Jr., WHMS Enterprises owns 25,000 shares and is controlled by William A. Silvey, Jr., 80 of these shares are held of record in the name of the Silvey Children's Trust, and 20 shares are owned by Tracy Silvey, a daughter of William A, Silvey, Jr., 185,703 shares in the name of Fulton Holdings which is controlled by William A. Silvey, Jr., 85,703 are in the name of Helen H. Silvey, deceased wife of William A. Silvey, Jr., 100,000 shares in the name of Rockport Trading which is controlled by William A. Silvey, Jr., and 35,000 in the name of Josie Marie Silvey, wife of William A. Silvey, Jr.

          (2) 143,862 shares are held directly by W. Scott Thomspon, 83,568 of these shares are held of record in the name of the Thompson Family Trust, 100 shares are owned by W.L. Thompson, Jr., W. Scott Thompson's father, 42,852 shares are owned by Candy Segall Thompson, W. Scott Thompson's wife, 21,426 shares are owned by Candy Segall Thompson c/f Traci Thompson, W. Scott Thompson's daughter, 21,426 shares are owned by Candy Segall Thompson c/f William S. Thompson, 78,568 shares are owned by the William Scott Thompson 1983 Family Trust, 22,852 shares are owned by Happy Lucky, LLC, which is controlled W. Scott Thompson, 128,568 in the Alex Segall Family Trust which is controlled by W. Scott Thompson, and 120,000 shares are held as WLT Reification Trust.

          (3)  These shares are in the name of Mr. Najvar's wife, Karen B.
               Najvar.

Changes in Control.
-------------------

     There are no present arrangements or pledges of Process Technology's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we and any director, executive officer, five percent stockholder or associate of any of these persons except that an aggregate total of 750,000 shares were purchased for $0.01 per share by certain officers, directors and 5% shareholders, as outlined under heading "Recent Sales of "Restricted Securities" in Part I, Item 5.

      A shareholder has paid general and administrative expenses on behalf of the Company, in amounts up to $10,890. The Company has recorded an amount payable to the shareholder for the amount of $2,925 as of November 30, 2005. This liability is payable on demand and is non-interest bearing. During the year ended November 30, 2004, the Company's President contributed $7,381 to the Company by paying certain expenses. During the year ended November 30, 2003, the Company's president contributed $2,466 to the Company by paying certain expenses on behalf of the Company.

Parents of the Issuer.
----------------------

     Our Company has no parents.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated October 16, 2005, regarding a Press release on our Letter of Intent with Forester Drilling Corporation.

     8-K Current Report dated May 6, 2005, regarding the sale of
1,000,000 shares of our common stock and the restated and amended Articles of Incorporation.

                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

Certification of William A. Silvey, Jr.             31.1

Certification of W. Scott Thompson                  31.2

906 Certification                                   32

          (ii)                          Where Incorporated
                                       In This Annual Report
Number                                 ---------------------
------

3.1   Initial Articles of Incorporation Registration Statement on Form 10-SB**

3.2   Certificate of Amendment          Registration Statement on Form 10-SB**

3.3   By-Laws                           Registration Statement on Form 10-SB**

3.4   Articles of Amendment             Annual Report on Form 10-KSB for the
                                        year ended November 30, 2001**

3.5   By-Laws Amendment                 8-K Current Report dated January 14,
                                        2005**

3.6   Amended & Restated Articles of    8-K Current Report dated April 27,
      Incorporation                     2005**

14    Code of Ethics                    Annual Report on Form 10-KSB for the
                                        year ended November 30, 2003**

Annual Report on Form 10-KSB for the year
ended November 30, 2004**                       Part I

8-K Current Report dated May 6, 2005**          Part I

8-K Current Report dated October 13, 2005**     Part I

Definitive Information Statement**              Part I

     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **   Incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     Audit Fees.
     -----------

     During the fiscal year ended November 30, 2005, audit expenses were $3,815; and during the fiscal year ended November 30, 2004, audit expenses were $4,903.

     Audit Related Fees.
     -------------------

     During the fiscal years ended November 30, 2005, the Company had $2,756 Audit Related Fees and during the fiscal year ended November 30, 2004, the Company had $0 in Audit Related Fees.

     Tax Fees.
     ---------

     During the fiscal year ended November 30, 2005, the Company had $230 in Tax Fees and during the fiscal year ended November 30, 2004, the Company had $0 in Tax Fees.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Process Technology Systems, Inc.

Date: 2/24/2006                          By/s/William A. Silvey, Jr.
     ----------                              -------------------------
                                             William A. Silvey, Jr., Director
                                             and President


Date: 2/24/2006                          By/s/W. Scott Thompson
     ----------                              --------------------------
                                             W. Scott Thompson, Director
                                             Secretary



Date: 2/24/2006                          By/s/Bud Najvar
     ----------                              --------------------------
                                             Bud Najvar, Director