Form 10QSB
period 2006-02-28
PROCESS TECHNOLOGY SYSTEMS INC
filed 2006-04-14
CIK 744667

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended February 28, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes X     No
        ---   ---                    ---      ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                February 28, 2006

                                    2,000,000

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X   No
                                                ---     ---

                    DOCUMENTS INCORPORATED BY REFERENCE

                                  NONE.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

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

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)

                 Condensed Financial Statements

                      February 28, 2006

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                     Condensed Balance Sheet
                        February 28, 2006
                           (Unaudited)

                              ASSETS

                                                February 28,    November 30,
                                                     2006          2005
                                                 (Unaudited)     (Audited)
Current Assets

   Cash and cash equivalents                     $        -      $       -
                                                 ----------      ---------
Total Current Assets                                      -              -
                                                 ----------      ---------
Total Assets                                     $        -      $       -
                                                 ==========      =========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
 Accounts Payable                                $   85,115      $  79,307
 Due to stockholder                                  10,610          2,925
                                                 ----------      ---------
Total Current Liabilities                            95,725         82,232
                                                 ----------      ---------
Total Liabilities                                    95,725         82,232

Stockholders' Deficit

 Preferred stock: $.25 par value
   Authorized 12,500,000
   5,835 shares issued and outstanding                1,459          1,459
 Common stock, $0.002 par value;
   authorized 200,000,000 shares;
   issued and outstanding 2,000,000                   4,000          4,000
 Additional paid in capital                         327,260        327,260
 Deficit accumulated during development stage      (428,444)      (414,951)
                                                  ---------      ---------
  Total Stockholders' Deficit                       (95,725)       (82,232)
                                                  ---------      ---------
  Total Liabilities and Stockholders' Deficit     $       -      $       -
                                                  =========      =========

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
               Condensed Statements of Operations
   For the Three Months Ended February 28, 2006 and 2005 and from Inception
               [May 12, 1987] through February 28, 2006
                           (Unaudited)

                                                                    From
                                      For the      For the     Inception on
                                    Three Months Three Months    May 12, 1987
                                       Ended        Ended          Through
                                    February 28,  February 28,  February 28,
                                       2006          2005           2006
Revenues                          $         0     $        0   $        0

Expenses

 General and administrative            13,493         18,429      428,444
                                  -----------     ----------   ----------
    Total Expenses                     13,493         18,429      428,444
                                  -----------     ----------   ----------
Net Loss Before Income Taxes          (13,493)       (18,429)    (428,444)

Provision for Income Taxes                  0              0            0
                                  -----------     ----------   ----------
Net Loss                              (13,493)       (18,429)    (428,444)
                                  ===========     ==========   ==========
Loss Per Share                    $     (0.01)    $    (0.01)

Weighted Average Shares Outstanding 2,000,000      1,000,000
                                    =========      =========

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC.
                  (A Development Stage Company)
                Condensed Statements of Cash Flows
  For the Three Months Ended February 28, 2006 and 2005 and from inception
             [May 12, 1987] through February 28, 2006
                           (Unaudited)

                                                                    From
                                      For the      For the     Inception on
                                    Three Months Three Months    May 12, 1987
                                       Ended        Ended          Through
                                    February 28,  February 28,  February 28,
                                       2006          2005            2006
Cash Flows From Operating Activities
 Net loss                       $    (13,493)  $ (18,429)   $  (428,444)
 Adjustments to reconcile net
 (loss) to net cash provided by
 operating activities:
  Write off of assets                                           188,627
  Common stock issued for services                               83,645
  Increased in accounts payable        5,808      15,829         97,520
  Expenses paid by Shareholders        7,685       2,600         10,610
                                  ----------    --------      ---------
  Net Cash From Operating
  Activities                               -           -        (48,042)
                                  ----------    --------      ---------
Cash Flows From Financing Activities

  Common stock issued for cash             -           -         17,142
  Contributed capital                      -           -         30,900
                                  ----------    --------     ----------
  Net Cash From Financing
  Activities                               -           -         48,042

Net Increase (Decrease) in Cash            -           -              -

Beginning Cash Balance                     -           -              -
                                  ----------    --------     ----------
Ending Cash Balance               $        -    $      -     $        -
                                  ==========    ========     ==========
Supplemental Disclosure Information

 Cash paid during year for
 interest                         $        0    $      0     $        0
 Cash paid during year for
 income taxes                     $        0    $      0     $        0
 Issued Common Stock for Debt     $        0    $      0     $   12,400
 Issued Common Stock for
  Services                        $        0    $      0     $   83,645

        See accompanying notes to the financial statements

                 PROCESS TECHNOLOGY SYSTEMS, INC
                  (A Development Stage Company)
             Notes to Condensed Financial Statements
                        February 28, 2006


NOTE 1   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005. The results of operation for period ended February 28, 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3   RELATED PARTY PAYABLES

     A majority shareholder has paid expenses on behalf of the Company. During the period, a shareholder paid $7,685 on behalf of the Company.

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

Item 3.   Controls and Procedures.

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, with the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 6.   Exhibits.

          (a)  Exhibits.

               31.1  302 Certification of William A. Silvey

               31.2  302 Certification of W. Scott Thompson

               32    Section 906 Certification.

                            SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROCESS TECHNOLOGY SYSTEMS, INC.

Date: 4/14/2006                          By/s/William A. Silvey
      ---------                              ------------------------
                                             William A. Silvey, Jr., Director
                                             and President

Date: 4/14/2006                          By/s/W. Scott Thompson
      ---------                              ------------------------
                                             W. Scott Thompson, Director
                                             Secretary

Date: 4/14/2006                          By/s/Bud Najvar
      ---------                              ------------------------
                                             Bud Najvar, Director