Form 10QSB
period 2006-05-31
FORSTER DRILLING CORP
filed 2006-07-25
CIK 744667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29603

Forster Drilling Corporation
(Exact name of small business issuer as specified in its charter)

Process Technology Systems, Inc.
(Former Company Name)

Nevada	91-2070995
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6371 Richmond, #275, Houston, Texas 77057	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(713) 266-8005

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant’s common stock outstanding as of July 21, 2006, was 42,055,463 shares

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Forster Drilling Corporation

INDEX

			Page No.
Part I		Financial Information	1

	Item 1.	Condensed Financial Statements of Forster Drilling Corporation	1

		Condensed Balance Sheet dated May 31, 2006 (Unaudited)	2

		Condensed Statements of Operations Three Months and Six Months Ended May 31, 2006 and 2005, and from Inception (May 12, 1987) through May 31, 2006 (Unaudited)	3

		Condensed Statements of Cash Flows For the Three Months and Six Months Ended May 31, 2006 and 2005 and from inception (May 12, 1987) through May 31, 2006 (Unaudited)	4

		Notes to Financial Statements (unaudited)	5

		Financial Statements of Forster Tool & Supply, Inc.	6

		Balance Sheets at May 31, 2006 and November 30, 2005	6

		Statements of Operations for the three and six months ended May 31, 2006, and the period from Inception (March 22, 2005) through May 31, 2005 and May 31, 2006	7

		Statements of Stockholders’ Equity for the period from Inception (March 22, 2005) through May 31, 2006	8

		Statement of Cash Flows for the six months ended May 31, 2006, and the period from Inception (March 22, 2005) through May 31, 2005 and 2006	9

		Notes to Financial Statements	10

		Pro Forma unaudited Combined Balance Sheet at May 31, 2006	12

	Item 2.	Management’s Discussion and Analysis	13

	Item 3.	Controls and Procedures	15

Part II		Other Information	15

	Item 1.	Legal Proceedings	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Submission of Matters to a Vote of Security Holders	16

	Item 5.	Other Information.	16

	Item 6.	Exhibits and Reports on Form 8-K	16

		Signatures	17

i

PART I

ITEM 1. FINANCIAL STATEMENTS

The Condensed Financial Statements of Forster Drilling Corporation (formerly known as Process Technology Systems, Inc.) required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on this page, together with related Notes. In the opinion of management, the Condensed Financial Statements fairly present the financial condition of Forster Drilling. The audited financial statements of Forster Tool & Supply for the period from March 22, 2005 (inception) to November 30, 2005, consisting of balance sheet, statement of operations, statement of changes in stockholder’s equity and statement of cash flows is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 22, 2006.

FORSTER DRILLING CORPORATION
[A Development Stage Company]
Condensed Balance Sheet
May 31, 2006
(Unaudited)

	May 31,	November 30,
	2006	2005
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$90,482	$79,307
Due to stockholder	11,347	2,925
Total Current Liabilities	101,829	82,232
Total Liabilities	101,829	82,232

Stockholders’ Deficit
Preferred stock: $ .25 par value
Authorized 12,500,000 shares
5,835 issued and outstanding	1,459	1,459
Common stock, $ .002 par value;
authorized 200,000,000 shares; issued
and outstanding 2,000,000	4,000	4,000
Additional paid-in capital	327,260	327,260
Deficit accumulated during development stage	(434,548)	(414,951)
Total Stockholders’ Deficit	(101,829)	(82,232)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to the financial statements

FORSTER DRILLING CORPORATION
[A Development Stage Company]
Condensed Statements of Operations
For The Three and Six Months Ended May 31, 2006 and 2005 and from Inception [May 12, 1987] through May 31, 2006
(Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May31,			From Inception through May 31,
	2006	2005	2006	2005		2006
Revenues	$0	$0	$0	$0		$0

Expenses

General and administrative	6,104	9,422	19,597	27,851		434,548

Total Expenses	6,104	9,422	19,597	27,851		434,548

Net Loss Before Income Taxes	(6,104)	(9,422)	(19,597)	(27,851)		(434,548)

Provision for Income Taxes	0	0	0	0		0
Net Loss	(6,104)	(9,422)	(19,597)	(27,851)		(434,548)

Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$

Weighted Average Shares Outstanding	2,000,000	1,348,315	2,000,000	1,174,157

See accompanying notes to the financial statements

FORSTER DRILLING CORPORATION
[A Development Stage Company]
Condensed Statements of Cash Flows
For the Six Months Ended May 31, 2006 and 2005 and from Inception [May 12, 1987] through May 31, 2006
(Unaudited)

	For the Six Months Ended May 31, 2006	For the Six Months Ended May 31, 2005	From Inception through May 31, 2006
Cash Flows From Operating Activities
Net Loss	$(19,597)	$(27,851)	$(434,548)
Adjustments to reconcile net (loss) to
net cash provided by operating activities:
Write off of assets			188,627
Comon stock issued for for services			83,645
Increased (decrease) in accounts payable	11,175	24,801	102,887
Increase (decrease) in due to shareholders	8,422	3,050	11,347
Net Cash From Operating Activities	-	-	(48,042)

Cash Flows From Financing Activities

Comon stock issued for cash	-	10,000	17,142
Contributed capital	-	-	30,900
Cash Flows From Financing Activities	-	10,000	48,042
Net Increase(Decease) in Cash	-	10,000	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$10,000	$-

Supplemental Disclosure Information
Cash paid during year for interest	$0	$0	$0
Cash paid during year for income taxes	$0	$0	$0
Issued Common Stock for Debt	$0	$0	$12,400
Issued common Stock for Services	$0	$0	$83,645

See accompanying notes to the financial statements

FORSTER DRILLING CORPORATION
[A Development Stage Company]
Notes to Condensed Financial Statements
May 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005. The results of operations for period ended May 31, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company does not have significant assets, nor has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY PAYABLES

A majority shareholder has paid expenses on behalf of the Company. During the period, a shareholder paid $737 on behalf of the Company.

NOTE 4 - SUBSEQUENT EVENTS

On June 16, 2006, Forster Drilling Corporation, formerly known as Process Technology Systems, Inc., acquired Forster Tool & Supply, Inc., formerly known as Forster Drilling Company. Process Technology Systems, Inc issued 40,055,463 shares for all the issued and outstanding shares of Forster Drilling Corporation. Process Technology Systems, Inc changed its name to Forster Drilling Corporation in July 2005, and Forster Tool & Supply became a wholly-owned subsidiary of the Company.

FORSTER TOOL & SUPPLY, INC.
FORMERLY FORSTER DRILLING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	May 31,	November 30,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$184,066	$-
Trade accounts receivable, net	-	13,411
Inventories	52,155	164,925
Prepaid expenses	13,500	-
Other current assets	-	-

Total current assets	249,721	178,336

Property & Equipment - at cost
Construction in progress: drilling rigs and related equipment	4,035,598	839,586
Transportation, office, & other equipment
(net of accumulated depreciation of $11,069 and $5,469)	21,973	26,204

Total assets	$4,307,292	$1,044,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$303,686	$197,122
Stock payable	406,114
Accrued liabilities	110,625	23,487
Notes payable	380,436	-
Notes payable to related parties	78,768	5,000

Total current liabilities	1,279,629	225,609

Long-term debt, net of current maturities	466,622	-

Total liabilities	1,746,251	225,609

Stockholders’ equity:
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 40,055,463 and 36,529,929 issued and outstanding, respectively	40,055	36,530
Additional paid-in capital	5,422,277	2,735,515
Deficit accumulated during development stage	(2,901,291)	(1,953,528)
Total stockholders’ equity	2,561,041	18,517
Total liabilities and stockholders’ equity	$4,307,292	$1,044,126

FORSTER TOOL & SUPPLY, INC.
FORMERLY FORSTER DRILLING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended and Six Months Ended May 31, 2006 and Inception (March 22, 2005) through
May 31, 2005 and 2006
(Unaudited)

	Three Months Ended May 31, 2006	Inception through May 31, 2005	Six Months Ended May 31, 2006	Inception through May 31, 2006

REVENUES	$-	$-	$266,000	$279,411

COST OF SALES	-	-	112,000	136,638

GROSS PROFIT	-	-	154,000	142,773

Operating expenses:
Rig refurbishment & related expenses	98,322	153,743	228,007	659,759
Depreciation & amortization expense	2,810	-	5,600	11,069
General and administrative expenses	582,107	44,673	808,884	2,313,964
Total operating expenses	683,239	198,416	1,042,491	2,984,792

OPERATING LOSS	(683,239)	(198,416)	(888,491)	(2,842,019)

Other expenses:
Interest expense	38,715	-	59,272	59,272

NET LOSS	$(721,954)	$(198,416)	$(947,763)	$(2,901,291)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)

Weighted average common shares outstanding	38,407,711	8,688,261	38,407,711

FORSTER TOOL & SUPPLY, INC.
FORMERLY FORSTER DRILLING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from Inception (March 22, 2005) through May 31, 2006
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Par	Capital	Stage	Total

Shares issued for services	23,830,000	$23,830	$1,122,750	-	$1,146,580
Shares issued for drilling rig parts contributed by a founder at founders’ basis	10,000,000	10,000	231,000	-	241,000
Stock issued for cash	2,667,999	2,668	1,365,832	-	1,368,500
Stock issued for debt	31,930	32	15,933	-	15,965
Net loss	-	-	-	(1,953,528)	(1,953,528)

Balance November 30, 2005	36,529,929	$36,530	$2,735,515	$(1,953,528)	$818,517

Shares issued for services	-	239	36,000	-	36,000
Shares issued for payment of debt	533,334	533	399,467	-	400,000
Stock issued for cash	2,992,200	2,992	2,240,377	-	2,243,369
Discount related to beneficial conversion feature on convertible notes payable	-	-	10,918	-	10,918
Net loss	-	-	-	(947,763)	(947,763)

Balance May 31, 2006	40,055,463	$40,055	$5,422,277	$(2,901,291)	$(2,561,041)

FORSTER TOOL & SUPPLY, INC.
FORMERLY FORSTER DRILLING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2006 and Inception to May 31, 2005 and 2006
(Unaudited)

	Six Months Ended May 31, 2006	Inception to May 31, 2005	Inception to May 31, 2006

Cash flows from operating activities:
Net loss	$(947,763)	$(198,416)	$(2,901,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	36,000	192,580	1,182,580
Amortization of discount	21,836	-	21,836
Expenses paid by shareholders	0	-	15,965
Depreciation	5,600	-	11,069
Decrease in accounts receivable	13,411	-	-
Decrease in inventories	112,770	-	94,595
(Increase) in prepaid expenses	(13,500)	-	(13,500)
(Increase) in other assets	-	(1,000)	-
Increase in accounts payable	106,564	-	303,686
Increase in accrued expenses	266,252	-	289,739
Net cash used in operating activities	(398,830)	(6,836)	(995,321)

Cash flows from investing activities:
Purchases of fixed assets	(2,570,381)	(77,332)	(3,259,390)
Net cash used in investing activities	(2,570,381)	(77,332)	(3,259,390)

Cash flows from financing activities:
Proceeds from sale of commons stock	2,243,369	147,500	3,611,869
Proceeds from related party borrowings	123,082	-	128,082
Proceeds from third party borrowings	926,000	-	961,821
Payments on related party borrowings	(53,232)	-	(53,232)
Payments on third party borrowings	(85,942)	(50,000)	(209,763)
Net cash provided by financing activities	3,153,277	97,500	4,438,777

Increase (decrease) in cash and cash equivalents	$184,066	$13,332	$184,066

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$184,066	$13,332	$184,066

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non-cash investing and financing activities:
Paid debt with common stock	627,000	-	642,965
Purchased drilling rig parts with common stock	-	241,000	241,000
Purchased drilling rig parts with note payable to seller	627,000	88,000	715,000
Discount of notes for beneficial conversion feature	10,918	-	10,918

FORSTER TOOL & SUPPLY, INC.
FORMERLY FORSTER DRILLING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Forster Tool & Supply, Inc. (“Forster Tool”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 8-K filed on June 22, 2006, and incorporated herein by reference. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2005 as reported in the Form 8-K have been omitted.

NOTE 2 - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

During the six months ended May 31, 2006, Forster Tool borrowed $100,000 from third parties and $56,000 from related parties. The notes bear interest of 10% plus 15,600 shares and will mature July 30, 2006. In connection with these notes, Forster Tool also issued a total of 15,600 shares of its common stock to the note holders as consideration to extend the due date from the original due date of April 30, 2006. The total proceeds were allocated between the notes payable and the common stock resulting in $10,918 allocated to the common stock and $145,082 allocated to the notes payable resulting in a $10,918 discount to the notes payable to be amortized over the term of the notes as additional interest expense. These notes were also convertible into Forster Tool’s common stock at $.75 per share at the holder’s option. After allocation of the proceeds between the notes payable and the common stock, the conversion option had a beneficial conversion feature of $10,918. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense. Forster Tool repaid $42,232 of these notes prior to May 31, 2006.

Proceeds	$156,000
Less: discount for common stock	(10,918)
discount for beneficial conversion feature	(10,918)
repayment of principal	(42,232)
Add: amortization of discount	21,836
Balance at February 28, 2006	113,768
Less: related party portion	(23,768)
Third party portion	$90,000

During December 2005, Forster Tool borrowed $10,000 from a related party. The loan was due on March 15, 2006, bears interest of 10% and is unsecured. Forster Tool repaid $7,500 on this note prior to February 28, 2006 leaving a balance of $2,500 as of February 28, 2006. Forster Tool repaid the remaining $2,500 during May 2006.

Forster Tool continued to owe a related party $5,000 as of May 31, 2006 from a loan prior to December 1, 2005.

During December 2005, Forster Tool borrowed $15,000 from a third party. Forster Tool exercised its option to extend the maturity date of the loan from April 30, 2006 to July 30, 2006. The note bears interest of 10% and is unsecured.

Forster Tool borrowed $800,000 from Sterling Bank on February 21, 2006. The note bears interest at an annual rate of prime plus 2% and matures on February 23, 2009. The loan is to be repaid in 35 monthly payments of approximately $22,225 plus accrued interest and is secured by one of Forster Tool’s drilling rigs. $266,703 is to be repaid by May 31, 2007 and the remaining balance of $466,622 is presented as long term as of May 31, 2006.

In February 2006, Forster Tool purchased a drilling rig for $1.2 million. The $800,000 loan from Sterling Bank at an annual rate of prime plus 2% and matures on February 23, 2009 was used to purchase the rig as well as a seller financed loan of $400,000. In February 2006, Forster Tool issued 533,334 shares of common stock at $.75 per share to repay the $400,000 financed through the seller.

In February 2006, Forster Tool borrowed $14,400 from a third party. The note bears interest at 11.15% and is unsecured.

In March 2006, Forster Tool borrowed $71,000 from two related parties. No note agreement was entered in to and the loans do not bear interest. As of May 31, 2006, $11,000 had been repaid by Forster.

NOTE 3 - STOCKHOLDERS EQUITY

From December 2005 through May 31, 2006, Forster Tool sold 2,992,200 shares of common stock for $.75 per share for proceeds of $2,243,369.

In connection with issuing notes payable, Forster Tool also issued 15,600 shares of common stock. The proceeds were allocated between the notes payable and common stock on a relative fair value basis resulting in an allocation of $10,918 to the shares of common stock.

NOTE 4 - STOCK PAYABLE

In May 2006, Forster Tool committed to issue 227,000 shares of common stock at $1.00 per share as a $227,000 partial payment of a note payable. The shares were subsequently issued on July 7, 2006.

In May 2006, one of the Forster Tool founders committed to issue 238,819 of their shares of common stock to fifteen individuals for services performed for Forster Tool. The shares were recorded at their fair value of $.75 or $179,114. The shares were subsequently issued July 7, 2006.

NOTE 5 - SUBSEQUENT EVENTS

On June 20, 2006, Forster Tool was acquired by Forster Drilling Corporation, formerly known as Process Technology Systems, Inc., a publicly held Nevada corporation. Forster Drilling had 2,000,000 shares previously outstanding, and issued another 40,055,463 shares for all the currently issued and outstanding shares of Forster Tool. As a result of the acquisition, Forster Tool became a wholly-owned subsidiary of Forster Drilling.

In June 2006, Forster Tool issued 18,089 shares valued at $1 per share to pay for existing debt, and 45,000 shares for $1 per share for proceeds of $45,000.

As part of the acquisition of Forster Tool in June 2006, Forster Tool is required to pay the aggregate sum of $500,000 to certain of Forster Drilling’s two directors and executive officers in consideration for entering into an indemnification agreement with Forster Drilling and Forster Tool.  One of the Forster Drilling directors also serves as treasurer and director of Forster Tool. As of the date of this report, only $15,000 of the $500,000 amount had been paid.

Pro Forma unaudited Combined Balance Sheet at May 31, 2006

The following unaudited pro forma financial statements have been derived from the financial statements of Forster Tool & Supply, Inc. at May 31, 2006 and adjusts such information to give effect to its reverse acquisition by Forster Drilling (formerly Process Technology Systems, Inc.), as if the acquisition had occurred at May 31, 2006. The pro forma financial statements are presented for informational purposes only and do not purport to be indicative of the financial condition that would have resulted if the acquisition had been consummated at May 31, 2006. The pro forma financial statements should be read in conjunction with each company’s consolidated financial statements and related notes thereto contained herein and in Forster Drilling’s latest annual and quarterly reports filed with the SEC.

	5/31/06	5/31/06
	Forster	Process	Adjustments	Pro Forma
Assets
Cash	$184,066	$-		$184,066
Other current assets	13,500			13,500
Inventories	52,155			52,155
Property, plant & equipment (net)	4,057,571			4,057,571
Total Assets	$4,307,292	$-		$4,307,292

Liabilities
Accounts payable	$303,686	$90,482		$394,168
Accrued expenses	110,625			110,625
Stock Payable	406,114			406,114
Due to stockholder		11,347		11,347
Note payable - short-term	380,436			380,436
Note payable - related party (short-term)	78,768			78,768
Note payable - long-term	466,622			466,622
Total Liabilities	1,746,251	101,829		1,848,080

Preferred stock, $0.25 par value, 12,500,000 shares authorized; 5,835 shares issued and outstanding		1,459		1,459

Common stock, $.002 par value, 200,000,000 shares authorized; 2,000,000 shares issued and outstanding		4,000	80,111	84,111

Common stock, $.001 par value, 100,000,000 shares authorized; 40,055,463 shares issued and outstanding 40,055			(40,055)	-
Paid in capital	5,422,277	327,260	(372,299)	5,377,238
Accumulated Deficit	(2,901,291)	(434,548)	332,719	(3,003,596)
Total stockholders’ deficit	2,561,041	(101,829)		2,459,212
Total liabilities & stockholders’ deficit	$4,307,292	$-		$4,307,292

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of Forster Drilling Corporation ("we" or the "Company"), that reflect management's assumptions and beliefs based on information currently available. Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements." Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Overview

Our business plan is to remanufacture oil rigs and to deploy them for use by oil and natural gas producers in Texas. We intend to provide contract land drilling services to the oil and gas companies in the Barnet Shale, Permian Basin and Travis Peak geographic areas. In addition to providing drilling services, we intend to provide the crews and equipment used in the operation of these rigs.

Our business strategy is to raise money through an equity or debt raise to complete the re-manufacturing of our first land drilling rig. We then plan on entering into a short-term drilling contract in the Permian Basin to train our drilling crew and ensure that the rig is operational. If our initial short-term drilling operation is successful, we will seek to enter into a long-term drilling contract. We hope to use the proceeds from this contract, along with money raised from a debt or equity raise, to complete the re-manufacturing of our second and third land drilling rig and to pay for operating expenses. If we are successful in re-manufacturing our second and third rigs, we will seek to enter into long-term drilling contracts for these rigs in the Permian Basin of West Texas, Barnett Shale Trend of North Texas or the Cotton Valley/Travis Peak Trend of East Texas. Any proceeds from these two contracts will be used to re-manufacture the rest of our drilling rigs in inventory, to purchase additional rig parts and to pay for operating expenses. We provide no assurance that we will be able to raise money, successfully re-manufacture any drilling rig, or enter into any drilling contract.

Recent Transactions

In June 2006, the Company, formerly known as Process Technology Systems, Inc. (“Process”), closed on an Agreement and Plan of Reorganization with Forster Tool & Supply, Inc. (“Forster Tool”), formerly known as Forster Drilling Corporation (“Forster Drilling”), whereby Process issued an aggregate of 40,055,463 of its shares of common stock to Forster Drilling shareholders in exchange for all of the outstanding capital stock of Forster Drilling resulting in all of the former shareholders of Forster Drilling owning approximately 95.2% of Process’ issued and outstanding common stock (the “Reorganization”). Immediately following this transaction, there were 42,055,463 shares of Process common stock outstanding. As a result, Forster Drilling became a wholly-owned subsidiary of Process, through which operations are conducted. In July 2006, Forster Drilling changed its name to “Forster Tool & Supply, Inc.” and, subsequently, Process changed its name to “Forster Drilling Corporation”. All references to the “Company” shall mean “Forster Drilling Corporation”, formerly known as Process, and its wholly-owned subsidiary, “Forster Tool & Supply, Inc.”, formerly known as “Forster Drilling Corporation”.

From a legal perspective, the capital structure of Process shall be the surviving capital structure of the Company. The common stock of Process is registered under Section 12(g) of the Securities Exchange Act of 1934 (“Exchange Act”) and after the Reorganization, the Company common stock will continue to be registered under the Exchange Act, and the Company will be required to continue to file reports under the Exchange Act. From an accounting standpoint, Forster Drilling is deemed the acquirer in a reverse merger and Forster Drilling is deemed the survivor of the reorganization. The combined company will pursue Forster Drilling’s business model and strategy by competing in the oil and gas industry, specifically oil rig and rig part re-manufacturing and contract land drilling services.

Results of Operations

Forster Drilling:

Three months ended May 31, 2006 compared to three months ended May 31, 2005:

Forster Drilling did not have any revenues during either of these quarters, and had general and administrative expenses of $6,104 and $9,422 for the quarters ended May 31, 2006 and 2005, respectively. Forster Drilling had a net loss of $6,104 in the quarter ended May 31, 2006 and $9,422 in the quarter ended May 31, 2005.

Forster Tool:

Three months ended May 31, 2006 compared to the period of March 22, 2005 (Inception) through May 31, 2005:

Forster Tool did not have any revenues during either of these periods, and had general and administrative expenses of $582,107 for the quarter ended May 31, 2006, and $44,673 from the period from Inception through May 31, 2005. Forster Tool had a net loss of $721,954 in the quarter ended May 31, 2006 and $198,416 from the period of Inception through the quarter ended May 31, 2005.

Forster Drilling:

Six months ended May 31, 2006 compared to six months ended May 31, 2005:

Forster Drilling did not have any revenues during either of these periods, and had general and administrative expenses of $19,597 and $27,851 for the six months ended May 31, 2006 and 2005, respectively. Forster Drilling had a net loss of $19,597 in the six months ended May 31, 2006 and $27,851 in the quarter ended May 31, 2005.

Forster Tool:

Six months ended May 31, 2006 compared to the period of March 22, 2005 (Inception) through May 31, 2005:

Forster Tool had revenues of $266,000 and $279,411 for six months ended May 31, 2006 and 2005, respectively, and had general and administrative expenses of $808,884 for the six months ended May 31, 2006 and $44,673 for the period from Inception through May 31, 2005.  All revenues have been derived from the sale of rig parts.  Forster Tool had a net loss of $947,763 in the six months ended May 31, 2006 and $198,416 for the period from Inception through May 31, 2005.

Plan of Operation

On a pro-forma basis at May 31, 2006, we had total assets of $4,307,292, total liabilities of $1,848,080, and a working capital deficit of $1,131,737. In February 2006, we borrowed $800,000 from a financial institution. The $800,000 note bears a variable annual rate of prime plus 2% and matures on February 23, 2009. The loan is to be repaid in 35 monthly payments of approximately $22,225 and is secured by one of our drilling rigs. Since February 28, 2006 through May 31, 2006, we have raised additional funding of $1,831,651 through sales of common stock at weighted average prices of $0.75. We believe that we will need to raise a minimum of $4.1 million to meet our general and administrative needs for the next twelve months. We anticipate we will need an additional $7.6 million in order to complete the refurbishment of our first three land drilling rigs, and an additional $1.41 million to purchase equipment to facilitate transportation and ongoing maintenance of these three deployed drilling rigs. These costs could increase if we accelerate the refurbishment of these rigs or subsequent rigs. Although we anticipate that once the first rig is placed in operations that we will receive revenue from operations, we will have to finance further expansion and continuing operations. We will use our best efforts to obtain equity or debt financing to fund operations. The company has no firm commitments or arrangements for external financing to fund operations. We provide no assurance that we will be successful in any future financing effort to obtain the necessary working capital to support our operations. Our viability is contingent upon our ability to receive external financing. Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Off-Balance Sheet Arrangements

As of May 31, 2006, the Company had no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Forster Drilling’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Forster Drilling’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our second fiscal quarter of 2006. Based on such evaluation, such officers have concluded that Forster Drilling’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

There has been no significant change in Forster Drilling’s internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended May 31, 2006, that has materially affected, or is reasonably likely to materially affect, Forster Drilling’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

In June 2006, the Company and certain of our current officers and directors became defendants in a civil lawsuit filed in the Superior Court of the State of California for the County of Las Angeles. The suit presents claims for breach of contract, breach of implied covenant, fraud, negligent misrepresentation, wrongful termination, unfair business practices and unjust enrichment. The plaintiffs allege, among other things, that they were former employees of the Company who were terminated wrongfully and who are owed an aggregate of 1,500,000 shares of Company common stock and unpaid salary. The plaintiffs also seek injunctive relief from the Company allegedly profiting from its fraud on plaintiffs, disgorgement of the Company’s proceeds and profits, non-economic damages, punitive damages, and attorney fees. The Company believes these allegations are without merit and intends to defend this action vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  On June 16, 2006, we issued 40,055,463 shares of our common stock to approximately 275 accredited investors in exchange for their common stock of Forster pursuant to a Reorganization Agreement. As a result of the Reorganization, Forster became a wholly-owned subsidiary of us.

The Reorganization was consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. No sales commissions were paid.

The sale of the Company's securities was made by an officer of the Company who received no commission or other remuneration for the solicitation of any person in connection with the sale of securities described above. The recipient of securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by F. E. Forster, III, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Bud Najvar, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by F. E. Forster, III, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Bud Najvar, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FORSTER DRILLING CORPORATION

By: /s/ F. E. FORSTER, III
F. E. Forster, III, Chief Executive Officer

Date: July 24, 2006

Signature	Title	Date

/s/ F. E. FORSTER, III	Chairman of the Board and	July 24, 2006
F. E. Forster, III	Chief Executive Officer

/s/ BUD NAJVAR	Chief Financial Officer	July 24, 2006
Bud Najvar

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by F. E. Forster, III, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Bud Najvar, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by F. E. Forster, III, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Bud Najvar, Chief Financial Officer