Form 10QSB
period 2006-08-31
FORSTER DRILLING CORP
filed 2006-10-23
CIK 744667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29603

Forster Drilling Corporation
(Exact name of small business issuer as specified in its charter)

            Nevada                                            91-2070995
(State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification No.)

     6371 Richmond, #275, Houston, Texas                               77057
                    (Address of principal executive offices)                     (Zip Code)

Registrant’s telephone number, including area code:  (713) 266-8005

Former Name: Process Technology Systems, Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant’s common stock outstanding as of August 31, 2006, was 43,351,021 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Forster Drilling Corporation

INDEX

			Page No.
Part I		Financial Information	3

	Item 1.	Consolidated Financial Statements of Forster Drilling Corporation	3

		Consolidated Balance Sheets dated August 31, 2006 and November 30, 2005 (Unaudited)	4

		Consolidated Statements of Operations for the Three Months and Nine Months Ended August 31, 2006, the Three Months Ended August 31, 2005 and from Inception (March 22, 2005) through August 31, 2005 (Unaudited)	5

		Statements of Stockholders’ Equity for the period from Inception (March 22, 2005) through August 31, 2006	6

		Consolidated Statements of Cash Flows For the Nine Months Ended August 31, 2006 and from inception (March 22, 2005) through August 31, 2005 (Unaudited)	7

		Notes to Financial Statements (unaudited)	8

	Item 2.	Management’s Discussion and Analysis	9

	Item 3.	Controls and Procedures	10

Part II		Other Information	10

	Item 1.	Legal Proceedings	10

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

	Item 3.	Defaults Upon Senior Securities	11

	Item 4.	Submission of Matters to a Vote of Security Holders	11

	Item 5.	Other Information.	11

	Item 6.	Exhibits and Reports on Form 8-K	11

		Signatures	12

PART I

ITEM 1. FINANCIAL STATEMENTS

The Consolidated Financial Statements of Forster Drilling Corporation (formerly known as Process Technology Systems, Inc.) required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Consolidated Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of Forster Drilling.

FORSTER DRILLING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	November 30,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$48,708	$-
Trade accounts receivable, net	-	13,411
Inventories	52,155	164,925

Total current assets	100,863	178,336

Construction in progress: drilling rigs and related equipment	4,019,700	839,586
Transportation, office, & other equipment
(net of accumulated depreciation of $13,879 and $5,469)	61,669	26,204

Total assets	$4,182,232	$1,044,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$477,899	$197,122
Advances from stockholders	17,940	-
Accrued liabilities	226,192	23,487
Stock payable	70,500
Notes payable	264,000	-
Notes payable to related parties, net of unamortized discount of $40,140	548,628	5,000

Total current liabilities	1,605,159	225,609

Stockholders’ equity:
Preferred stock, $0.25 par value per share, 12,500,000 shares authorized, 5,835 issued and outstanding	1,459	-
Common stock, $0.002 par value per share, 100,000,000 shares authorized, 43,351,021 and 36,529,929 issued and outstanding, respectively	86,702	73,060
Additional paid-in capital	8,118,989	2,698,985
Accumulated deficit	(5,630,077)	(1,953,528)
Total stockholders’ equity	2,577,073	818,517
Total liabilities and stockholders’ equity	$4,182,232	$1,044,126

see accopanying notes to financial statements

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended August 31, 2006, Three Months Ended August 31, 2005 and the Period from Inception (March 22, 2005) through August 31, 2005
(Unaudited)

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005	Nine Months Ended August 31, 2006	Inception Through August 31, 2005

REVENUES	$1,200,000	$-	$1,466,000	$-

COST OF SALES	1,000,050	-	1,112,050	-

GROSS PROFIT	199,950	-	353,950	-

Operating expenses:
Rig refurbishment & related expenses	109,561	97,971	337,568	251,714
Depreciation & amortization expense	2,810	2,830	8,410	2,830
General and administrative expenses	1,596,996	191,072	2,405,880	235,745
Total operating expenses	1,709,367	291,873	2,751,858	490,289

OPERATING LOSS	(1,509,417)	(291,873)	(2,397,908)	(490,289)

Other expenses:
Cost of reverse merger	500,000	-	500,000	-
Loss on settlement of debt	264,233		264,233
Other expenses	26,222	14,770	26,222	14,770
Interest expense	428,914	-	488,186	-

NET LOSS	$(2,728,786)	$(306,643)	$(3,676,549)	$(505,059)

Basic and diluted net loss per share	$(.06)	$(.01)	$(.09)	$(.02)

Weighted average common shares outstanding	42,943,636	32,492,196	39,403,567	31,414,982

see accopanying notes to financial statements

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Inception (March 22, 2005) through August 31, 2006
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In
	Shares	Par	Shares	Par	Capital	Accumulated Deficit	Total
Shares issued for services	-	$ -	23,830,000	$47,660	$1,098,920	$-	$1,146,580
Shares issued for drilling rig parts contributed by a founder at founders’ basis	-	-	10,000,000	20,000	221,000	-	241,000
Stock issued for cash	-	-	2,667,999	5,336	1,363,164	-	1,368,500
Stock issued for debt	-	-	31,930	64	15,901	-	15,965
Net loss	-	-	-	-	-	(1,953,528)	(1,953,528)
Balance November 30, 2005	-	-	36,529,929	73,060	$2,698,985	(1,953,528)	818,517
Shares retained by Process Technology shareholders in reverse merger	5,835	1,459	2,000,000	4,000	(5,459)	-	-
Shares issued for services	-	-	386,058	772	1,174,431	-	1,175,203
Shares issued for payment of debt	-	-	777,834	1,556	907,177	-	908,733
Stock issued for cash	-	-	3,657,200	7,314	2,914,055	-	2,921,369
Discount related to beneficial conversion feature on convertible notes payable	-	-	-	-	382,418	-	382,418
Debt discount on note payable	-	-	-	-	47,382		47,382
			-	-		-	-
Net loss			-	-	-	(3,676,549)	(3,676,549)

Balance August 31, 2006	5,835	1,459	43,351,021	$86,702	$8,118,989	$(5,630,077)	$2,577,073

see accopanying notes to financial statements

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2006 and the Period from Inception (March 22, 2005) through August 31, 2005
(Unaudited)

	Nine Months Ended August 31, 2006	Inception through August 31, 2005
Cash flows from operating activities:
Net loss	$(3,676,549)	$(505,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,175,203	21,580
Amortization of beneficial conversion feature	382,418	-
Amortization of debt discount	7,242	-
Depreciation	8,410	2,830
Loss on settlement of debt	264,233	-
Cost of merger	500,000	-
Decrease in accounts receivable	13,411	-
(Increase) Decrease in inventories	112,770	(14,575)
Increase in accounts payable	280,778	104,807
Increase in accrued expenses & other liabilities	202,705	9,745
Net cash used in operating activities	(729,379)	(380,672)

Cash flows from investing activities:
Purchases of fixed assets	(2,579,490)	(361,828)
Net cash used in investing activities	(2,579,490)	(361,828)

Cash flows from financing activities:

Proceeds from sale of common stock	2,921,369	825,500
Proceeds from stock payable	70,500	-
Proceeds from related party borrowings	252,000	25,821
Proceeds from third party borrowings	1,183,000	-
Advances from related parties	17,940	-
Payments on related party borrowings	(168,232)	(108,821)
Payments on third party borrowings	(919,000)	-
Net cash provided by financing activities	3,357,577	742,500

Increase (decrease) in cash and cash equivalents	48,708	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$48,708	$-

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	17,106	-
Non-cash investing and financing activities:
Paid debt with common stock	627,000	-
Purchased drilling rig parts with common stock	-	241,000
Purchased drilling rig parts with note payable to seller	627,000	88,000
Discount on notes payable	47,382	-
Discount of notes for beneficial conversion feature	382,418	-

see accopanying notes to financial statements

FORSTER DRILLING CORPORATION
Notes to Consolidated Financial Statements
August 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Forster Drilling Corporation (“Forster”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 8-K filed on June 22, 2006, and incorporated herein by reference. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2005 as reported in the Form 8-K have been omitted.

NOTE 2 - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

During the six months ended May 31, 2006, Forster borrowed $100,000 from third parties and $56,000 from related parties and issued a total 15,600 shares of common stock. The notes bear interest of 10%, are unsecured and matured July 30, 2006. In connection with these notes, Forster also issued a total of 15,600 shares of its common stock to the note holders as consideration to extend the due date from the original due date of April 30, 2006. The total proceeds were allocated between the notes payable and the common stock resulting in $10,218 allocated to the common stock and $145,082 allocated to the notes payable resulting in a $10,218 discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method.

These notes were also convertible into Forster’s common stock at $.75 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes. Based on the guidance in SFAS 133 and EITF 00-19, Forster concluded the conversion option in the convertible notes were not required to be bifurcated or accounted for as derivatives. Forster then evaluated the application of EITF’s 98-5 and 00-27 for the convertible notes. Based on the guidance in EITF’s 98-5 and 00-27, Forster concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $10,218. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. Forster repaid $142,232 of these notes prior to August 31, 2006. As of August 31, 2006, the related party notes were in default and the entire discount was expensed.

Proceeds	$156,000
Less: discount for common stock	(10,218)
discount for beneficial conversion feature	(10,218)
repayment of principal	(142,232)
Add: amortization of discount	20,436
Balance at August 31, 2006	13,768
Less: related party portion	(13,768)
Third party portion at August 31, 2006	$-

During December 2005, Forster borrowed $10,000 from a related party. The loan was due on March 15, 2006, bears interest of 10% and is unsecured. Forster repaid $7,500 on this note prior to February 28, 2006 leaving a balance of $2,500 as of February 28, 2006. Forster repaid the remaining $2,500 during May 2006.
Forster continued to owe a related party $5,000 as of August 31, 2006 from a loan prior to December 1, 2005.

During December 2005, Forster borrowed $15,000 from a third party. Forster exercised its option to extend the maturity date of the loan from April 30, 2006 to July 30, 2006. The note bears interest of 10% and is unsecured. As of August 31, 2006, $1,000 was repaid and the remaining balance is in default.

In February 2006, Forster purchased a drilling rig for $1.2 million. Forster borrowed $800,000 from Sterling Bank on February 21, 2006 to partially pay for the rig. In February 2006, Forster issued 533,334 shares of common stock at $.75 per share to repay the $400,000 financed through the seller. The bank note incurred interest at an annual rate of prime plus 2% and was scheduled to mature on February 23, 2009. The loan was to be repaid in 35 monthly payments of approximately $22,225 plus accrued interest and was secured by the drilling rig purchased by Forster. In August 2006, Forster sold the drilling rig, less certain parts removed from the rig, for $1.2 Million. Forster used a portion of the sale proceeds to pay the remaining bank loan balance of $244,478 on August 8, 2006.

In February 2006, Forster borrowed $18,000 from a third party. The note bears interest at 11.15% and is unsecured. The note was repaid on June 22, 2006.

In March 2006, Forster borrowed $71,000 from three related parties. 1,000 shares were also issued to the related party resulting in a discount to the note payable of $1,400. No note agreement was entered into and the loans do not bear interest. As of August 31, 2006, the entire discount of $1,400 was amortized and $11,000 had been repaid by Forster.

On June 20, 2006, Forster Tool was acquired by Forster Drilling Corporation, formerly known as Process Technology Systems, Inc., (“Process”) a publicly held Nevada corporation (see Note 3 for details). As part of the acquisition of Forster in June 2006, Forster is required to pay the aggregate sum of $400,000 to certain of Forster Drilling’s two directors and executive officers in consideration for entering into an indemnification agreement with Forster Drilling and Forster.  One of the Forster Drilling directors also serves as treasurer and director of Forster. No note agreement was entered into and the amounts owed do not bear interest. This resulted in an additional discount of $47,382 to the notes payable to be amortized over the term of the notes as additional interest expense. The total amortization at August 31, 2006 was $7,242. As of August 31, 2006, a total of $40,000 of the $400,000 amount owed had been paid.

In July 2006, Forster borrowed $250,000 from third parties. These notes bear interest of 10%, are unsecured and were due August 25, 2006. These notes were convertible into Forster’s common stock at $1.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes. Based on the guidance in SFAS 133 and EITF 00-19, Forster concluded the conversion option in the convertible notes were not required to be bifurcated or accounted for as derivatives. Forster then evaluated the application of EITF’s 98-5 and 00-27 for the convertible notes. Based on the guidance in EITF’s 98-5 and 00-27, Forster concluded the conversion option was a beneficial conversion feature with intrinsic value. The conversion option had intrinsic value of $250,000 resulting in a discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. As of August 31, 2006, these notes were in default and the entire discount was expensed resulting in a carrying value for the notes payable of $250,000.

In July and August 2006, Forster borrowed $150,000 from a related party and issued the related party 12,500 shares of common stock. The notes bear interest of 10%, are unsecured and matured on or before August 31, 2006. The total proceeds were allocated between the notes payable and the common stock resulting in $121,500 allocated to the notes payable and $28,500 allocated to the common stock resulting in a $28,500 discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. These notes were also convertible into Forster’s common stock at $1.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes. Based on the guidance in SFAS 133 and EITF 00-19, Forster concluded the conversion option in the convertible notes were not required to be bifurcated or accounted for as derivatives. Forster then evaluated the application of EITF’s 98-5 and 00-27 for the convertible notes. Based on the guidance in EITF’s 98-5 and 00-27, Forster concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $121,500. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. As of August 31, 2006, these notes were in default and the entire discount was expensed resulting in a carrying value for the notes payable of $150,000.

Proceeds	$150,000
Less: discount for common stock	(28,500)
discount for beneficial conversion feature	(121,500)
repayment of principal	-
Add: amortization of discount	150,000
Balance at August 31, 2006	$150,000

NOTE 3 - REVERSE MERGER

On June 20, 2006, Forster was acquired by Forster Drilling Corporation, formerly known as Process Technology Systems, Inc., a publicly held Nevada corporation. Process had 2,000,000 shares of common stock and 5,835 shares of preferred stock previously outstanding, and issued another 40,055,463 shares of common stock for all the currently issued and outstanding shares of Forster. As a result of the acquisition, Forster became a wholly-owned subsidiary of Forster Drilling. As part of the acquisition of Forster in June 2006, Forster is required to pay the aggregate sum of $500,000 to certain of Forster Drilling’s two directors and executive officers in consideration for entering into an indemnification agreement with Forster Drilling and Forster.  One of the Forster Drilling directors also serves as treasurer and director of Forster. No note agreement was entered into and the amounts owed do not bear interest. This resulted in an additional discount of $47,382 to the notes payable to be amortized over the term of the notes as additional interest expense. The total amortization at August 31, 2006 was $7,242. As of August 31, 2006, a total of $40,000 of the $400,000 amount owed had been paid. Forster also agreed to pay Process $100,000 for payment of Process's pre-merger net liabilities wich was accounted for as a cost of the reverse merger.

NOTE 4 - STOCKHOLDERS EQUITY

On June 20, 2006, Forster was acquired by Forster Drilling Corporation, formerly known as Process Technology Systems, Inc., a publicly held Nevada corporation. Forster Drilling had 2,000,000 shares previously outstanding, and issued another 40,055,463 shares for all the currently issued and outstanding shares of Forster. As a result of the acquisition, Forster became a wholly-owned subsidiary of Forster Drilling. The shareholders of Forster Drilling also retained 5,835 shares of preferred stock. See note 3 for details.

For the nine months ending August 31, 2006 Forster:
•	issued 386,058 shares of common stock valued at $1,175,203 for services
•	issued 777,834 shares of common stock valued at $908,733 for repayment of debt
•	sold 3,657,200 shares of common stock for cash proceeds of $2,921,369
•	issued convertible notes with beneficial conversion features totaling $382,418 resulting in a charge to additional paid in capital
•	issued non-interest bearing notes to related parties with discounts totaling $47,382 resulting in a charge to additional paid in capital

NOTE 5 - STOCK PAYABLE

In August 2006, Forster committed to issue 2,500 shares of common stock to a related party in relation to a loan from the related party. The proceeds were allocated between the notes payable and common stock on a relative fair value basis resulting in an allocation of $5,500 to the shares of common stock. As of the date of this report, the shares have not been issued.

In August 2006, Forster received proceeds from the sale of 65,000 shares of common stock at $1.00 per share. As of the date of this report, the shares have not been issued.

NOTE 6 - SUBSEQUENT EVENTS

In September of 2006, Forster entered into a loan agreement to borrow $495,000 from Sterling Bank to purchase rig parts. Sterling Bank issued payment directly to the vendors during September 2006 and Forster took possession of the parts in September 2006. The loan is to be repaid in 23 monthly payments of approximately $20,625 plus accrued interest and is secured by one of Forster’s drilling rigs.

On October 20, 2006 Forster purchased the Odessa manufacturing facility leased by Forster.  The total purchase price is $500,000, composed of $240,000 cash and 260,000 shares of Forster common stock valued at $1.00 per share.  Forster borrowed $240,000 from Sterling Bank on October 12, 2006 to pay the cash portion of the purchase.  The note bears interest at an annual rate of prime plus 1% and matures on October 12, 2011.  The loan is to be repaid in 59 monthly payments of approximately $1,333 plus interest and one balloon payment of $161,353 plus any unpaid accrued interest upon maturity.  The loan is secured by a first lien deed of trust on the property.

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

Results of Operations

Three months ended August 31, 2006 compared to the three months ended August 31, 2005:

We had revenues of $1,200,000 and gross profit of $199,950 for the three months ended August 31, 2006. The Company had no revenues for the three months ended August 31, 2005. All revenues have been derived from the sale of rig parts.  We had rig refurbishment expenses of $109,561 and $97,971 for the three months ended August 31, 2006 and 2005, respectively. The Company had general and administrative expenses of $1,596,996 and $191,072 for the three months ended August 31, 2006 and 2005, respectively. The Company had a net loss of $2,728,786 and $306,643 for the three months ended August 31, 2006 and 2005, respectively.

Nine months ended August 31, 2006 compared to the period of March 22, 2005 (Inception) through August 31, 2005:

We had revenues of $1,466,000 and gross profit of $353,950 for the nine months ended August 31, 2006. The Company had no revenues for the period from Inception through August 31, 2005. All revenues have been derived from the sale of rig parts.  We had rig refurbishment expenses of $337,568 for the nine months ended August 31, 2006 and $251,714 for the period from Inception through August 31, 2005.  The Company had general and administrative expenses of $2,405,880 for the nine months ended August 31, 2006 and $235,745 for the period from Inception through August 31, 2005.  The Company had a net loss of $3,676,549 in the nine months ended August 31, 2006 and $505,059 for the period from Inception through August 31, 2005.

Plan of Operation

As of August 31, 2006, we had total assets of $4,182,232, total liabilities of $1,605,159, and a working capital deficit of $1,504,296. During the three months ended August 31, 2006, we raised additional funding of $654,000 through sales of 654,000 shares of common stock at a price of $1.00 per share. We believe that we will need to raise a minimum of $2.7 million to meet our general and administrative needs for the next twelve months. In September 2006, we deployed our first land drilling rig under a one-year customer contract. We anticipate we will need an additional $9 million in order to complete the refurbishment of our next two land drilling rigs, and an additional $1.4 million to purchase equipment to facilitate transportation and ongoing maintenance of these three deployed drilling rigs. These costs could increase if we accelerate the refurbishment of these rigs or subsequent rigs. Although we will receive revenue from operations of our first land drilling rig, we will have to finance further expansion and continuing operations.

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

Off-Balance Sheet Arrangements

As of August 31, 2006, the Company had no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Forster Drilling’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Forster Drilling’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our third fiscal quarter of 2006. Based on such evaluation, such officers have concluded that Forster Drilling’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of material adjustments required by our auditors in the area of equity, debt, and fixed assets. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and more effective.

(b)	Changes in Internal Control Over Financial Reporting

There has been no significant change in Forster Drilling’s internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended August 31, 2006, that has materially affected, or is reasonably likely to materially affect, Forster Drilling’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

In June 2006, the Company and certain of our current officers and directors became defendants in a civil lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. The suit presents claims for breach of contract, breach of implied covenant, fraud, negligent misrepresentation, wrongful termination, unfair business practices and unjust enrichment. The plaintiffs allege, among other things, that they were former employees of the Company who were terminated wrongfully and who are owed an aggregate of 1,500,000 shares of Company common stock and unpaid salary. The plaintiffs also seek injunctive relief from the Company allegedly profiting from its fraud on plaintiffs, disgorgement of the Company’s proceeds and profits, non-economic damages, punitive damages, and attorney fees. The Company believes these allegations are without merit and intends to defend this action vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  On June 16, 2006, we issued 40,055,463 shares of our common stock to approximately 275 accredited investors in exchange for their common stock of Forster pursuant to a reorganization agreement. As a result of the Reorganization, Forster became a wholly-owned subsidiary of us. During the three months ended August 31, 2006, we sold 654,000 shares of common stock at a price of $1.00 per share for total proceeds of $654,000.

These transactions were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. No sales commissions were paid.

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

99.1             Whistleblower Protection Policy and Code of Ethics

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FORSTER DRILLING CORPORATION

By: /s/ F. E. FORSTER, III
F. E. Forster, III, Chief Executive Officer

Date: October 23, 2006

Signature    Title            Date

/s/ F. E. FORSTER, III       Chairman of the Board and             October 23, 2006
F. E. Forster, III        Chief Executive Officer

/s/ BUD NAJVAR       Chief Financial Officer            October 23, 2006

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

99.1             Whistleblower Protection Policy and Code of Ethics