Form 10KSB
period 2006-11-30
FORSTER DRILLING CORP
filed 2007-03-15
CIK 744667

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
_____________________________________________________________________________________

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2006

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Former Name: Forster Drilling Corporation

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the year ended November 30, 2006 were $2,544,763.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on March 9, 2007 was $30,876,033.

As of March 9, 2007 registrant had 45,475,945 shares of common stock outstanding.

1

PART I

Industry and Market Data

The industry and market data presented in this Annual Report are estimates and are based upon third-party data and our own internal estimates. While we believe this data is reasonable, in some cases our data is based on our or others’ estimates and cannot be verified by us. Accordingly, prospective investors are cautioned not to place undue reliance on the industry and market data included in this Annual Report.

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

ITEM 1. DESCRIPTION OF BUSINESS

General

We are in the business of refurbishing drilling rigs and deploying them for use by oil and natural gas producers. Currently, we provide contract land drilling services to an oil and gas company in New Mexico. We are building our fleet of land rigs, and have (i) one rig completely refurbished and deployed to provide drillings services for Chesapeake Energy (“Chesapeake”) pursuant to a daywork contract, (ii) a second rig recently acquired and ready to be deployed in March 2007 to provide drilling services for Ridgeway Arizona Oil Corp. (“Ridgeway”) pursuant to a daywork contract, (iii) a third rig in which we are in the process of purchasing component parts/refurbishing/assembling for anticipated deployment in a few months, and (iv) miscellaneous component parts for future rigs we plan to acquire additional components for, refurbish, assemble and deploy. In addition to providing drilling services, we intend to provide the crews and equipment used in the operation of these drilling rigs. We believe that there is a scarcity of land drilling rigs currently available for use, and that our ability to refurbish drilling rigs will allow us to meet market demand before new drilling rigs are built and enter the market.

Organizational History

We were organized May 1987 under the name Process Technology, Inc. (“Process”) and did not conduct any significant business operations for the five years prior to May 2006. In June 2006, we entered the oil and gas industry through the acquisition of all of the capital stock of Forster Tool & Supply, Inc., a Nevada corporation (“Forster Tool”), in exchange for 40,055,463 shares of our stock, which represented approximately 95% of Process’ issued and outstanding shares of common stock at the time of the closing (“the Reorganization”). In connection with the Reorganization, we changed our name to Forster Drilling Corporation. Forster Tool was organized in March 2005 and has operated in the oil and gas industry, primarily remanufacturing and refurbishing drilling rigs and drilling rig parts, since its inception. As a result of the Reorganization, Forster Tool became our wholly owned subsidiary and our financial statements became those of Forster Tool. In June 2006, we organized two additional wholly-owned subsidiaries: (i) Forster Drilling Inc., a Texas corporation, to conduct our U.S. land based contract drilling activities and (ii) Forster Exploration & Production, Inc., a Nevada corporation, to conduct our U.S. based exploration and production activities. Any and all reference to “Forster”, the “Company,” “we,” “our” or “us” means Forster Drilling Corporation collectively with each of the three subsidiaries.

Business Strategy

Our business strategy is focused on the re-manufacturing of drilling rigs. Re-manufacturing includes the refurbishment and renovating of used drilling parts and the assembly of the parts to complete a drilling rig. We are marketing our drilling services to oil and natural gas exploration and production companies operating in New Mexico and Texas. We believe that there exists a current demand for land drilling rigs. Our goal is to provide our refurbished drilling rigs to the market before newly manufactured rigs reach the market. We believe that manufacturing capacity for drilling rigs is currently low which has led to a current backlog of newly manufactured rigs. We also believe the high demand for and the low supply of drilling rigs presents a business opportunity for those companies who can move drilling rigs quickly into the market.

We believe the current land drilling industry is experiencing growth. Land drilling companies are putting land drilling rigs into active drilling service to meet the demands of oil and natural gas prospects. In addition, we believe natural gas production and exploration companies are in need of contract drilling services to exploit higher current natural gas prices. We believe natural gas prices have been on the rise due to (i) diminishing returns from current natural gas fields and (ii) increasing demand to generate electricity in the United States. We anticipate that a steady increase in natural gas prices may in turn increase the amount of drilling activity conducted by natural gas exploration and production companies. This demand can be met onshore by land drilling companies who provide the equipment and crews to drill the wells for the exploration and production industry.

Market Conditions In Our Industry

The U.S. contract land drilling industry is cyclical. Volatility in oil and natural gas prices can produce significant changes in the overall level of drilling activity in the markets we hope to serve, affecting the demand for our future drilling services and the dayrates we hope to charge. The availability of financing, prevailing oil and natural gas prices, and the outlook for future oil and natural gas prices strongly influence the drilling capital expenditures of oil and natural gas producers.

On June 5, 2006, the spot price for West Texas Intermediate crude oil was $72.60 and the spot price for Henry Hub natural gas was $6.39. The Baker Hughes land rig count on June 2, 2006 was 1,530, a 24% increase from 1,231 on June 2, 2005.

The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for each of the previous six years ended March 31, 2006 were:

Years Ended March 31

	6/2/2006	2006	2005	2004	2003	2002	2001
Oil (West Texas Intermediate)	$72.60	$59.94	$45.04	$31.47	$29.27	$24.31	$30.40
Natural Gas (Henry Hub)	$6.39	$9.10	$5.99	$5.27	$4.24	$2.96	$5.27
U.S. Land Rig Count	1,530	1,329	1,110	964	723	912	841

Industry Trends

We believe that the following trends in our industry can benefit our future operations:

Increased decline rates in natural gas basins in the U.S.  According to the federal Energy Information Administration (“EIA”), even though the number of U.S. natural gas wells drilled has increased significantly, a corresponding increase in production has not been realized. We believe that a significant reason for the limited supply response, even as drilling activities have increased, is the accelerating decline rates of production from new natural gas wells drilled. A study published by the National Petroleum Council in September 2003 concluded, from analysis of production data over the preceding ten years, that as a result of domestic natural gas decline rates of 25% to 30% per year, 80% of natural gas production in ten years will be from wells that have not yet been drilled. We believe that this tends to support a sustained higher natural gas price environment, which should create incentives for oil and natural gas exploration and production companies to increase drilling activities in the U.S.

The drilling industry is rebounding from a twenty-year downturn. According to a Raymond James research report in July 2005 entitled, “How Big Will the Drilling Fleet be by 2010?” In the early 1970’s, manufacturers began producing rigs and capital equipment in order to facilitate a burgeoning industry. However, when oil & gas prices collapsed in the early 1980’s, oil companies withdrew their demand for rigs, and the industry was left with an excess rig supply. Over the past twenty years, instead of building new equipment and new rigs, operators and drillers alike have consumed that excess supply built in the 1970’s. The industry is currently at a point where that excess supply has been cannibalized, and the existing rig fleet averages 25 years in age. Therefore, we believe that companies with the experience and facilities to refurbish, manufacture and place land drilling rigs in the field will hold a strategic advantage over those companies waiting for new rigs to come off the assembly line.

High natural gas prices. While natural gas prices are volatile, we believe that if the current prices are sustained, the industry will see an increase in exploration and drilling. This may translate into increased demand for contract drilling and increased dayrates due to increased demand.

Inability to rapidly expand natural gas imports.    According to the EIA, in 2003, 15% of U.S. natural gas demand was satisfied by net imports. Of these net imports, 86% were via pipeline, primarily from Canada. The balance was imported liquefied natural gas. The EIA projects that Canadian imports of natural gas will decrease and liquefied natural gas imports will continue to increase to meet growing natural gas demand in the U.S. While major investments are being made to increase liquefied natural gas import capacity, the EIA estimates that liquefied natural gas imports will still satisfy less than 10% of total U.S. natural gas demand by 2010.

Increases in dayrates and operating margins for land drilling.  The increase in the price of natural gas, coupled with accelerating decline rates and an increase in the number of natural gas wells being drilled, have resulted in increases in rig utilization, and consequently improved dayrates and cash margins over the past two years. Additionally, we believe oil and gas producers are willing to enter into longer term contracts to ensure the availability of a drilling rig on their properties.

Land Drilling Contracts

As a provider of contract land drilling services, our business depends on the level of drilling activity by oil and gas exploration and production companies operating in the three geographic markets where we intend to operate.  The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities.  During periods of higher levels of drilling activity, price competition tends to decrease, which can result in increased profitability of daywork contracts.

Contracts for drilling oil and natural gas wells are obtained either through competitive bidding or as a result of negotiations with oil and gas exploration and production customers. Contract terms offered by customers will be dependent on the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work to be performed. Drilling contracts can be for a single well or multiple wells. The majority of drilling contracts are typically subject to termination by the customer on short notice with little or no penalty. In the current environment, many oil and gas producers have offered one to three year term contracts at higher dayrates in order to ensure rig availability in what is expected to become a multi-year drilling cycle.

Daywork Contracts

We currently have 2 daywork drilling contracts. Under our daywork drilling contract with Chesapeake, we provide the drilling rigs and the required personnel to perform the drilling of the well.  We are paid a base rate of $16,000 per day while the rig is used.  Under our daywork drilling contract with Ridgeway, we will provide the drilling rig and the required personnel to perform the drilling of the well, and will be paid a base rate of $10,000 per day while the rig is used.  It is expected that the drilling rig will be deployed pursuant to the Ridgeway contract in March 2007.

Footage Contracts

We currently do not have any footage contracts. Under footage contracts, we would contract to drill a well to a certain depth under specified conditions for a fixed price per foot. The customer would provide drilling fluids, casing, cementing and well design expertise. These contracts would require us to bear the cost of services and supplies that we provide until the well has been drilled to the agreed depth. If we drill the well in less time than estimated, we would have the opportunity to improve our profits over those that would be attainable under a daywork contract. Future revenues would be reduced and losses may be incurred if the well requires more days to drill to the contracted depth than estimated. Footage contracts generally contain greater risks for a drilling contractor than daywork contracts. Under footage contracts, the drilling contractor assumes certain risks associated with loss of the well from fire, blowouts and other risks. We do not plan to seek footage contracts in the near future.

Turnkey Contracts

We currently do not have any turnkey contracts. Under a turnkey contract, we would agree to drill a well for our customer to a specified depth and under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well.  We would provide technical expertise and engineering services, as well as most of the equipment and drilling supplies required to drill the well.  We would subcontract for related services, such as the provision of casing crews, cementing and well logging.  Under typical turnkey drilling arrangements, we would not receive progress payments and would be paid by our customer only after we have performed the terms of the drilling contract in full. The risks to us under a turnkey contract are substantially greater than on a well drilled on a daywork basis.  This is primarily because under a turnkey contract we would assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalations and personnel.  If we decide to enter into this kind of contract, we would employ or contract for engineering expertise to analyze seismic, geologic and drilling data to identify and reduce some of the drilling risks we would assume.  We would use the results of this analysis to evaluate the risks of a proposed contract and seek to account for such risks in our bid preparation.  We do not plan to seek turnkey contracts in the near future.

Concentration of Customers

As of November 30, 2006, we provided contract drilling services to only one customer, with all activity taking place in New Mexico, and approximately 100% of contract drilling revenues and 43% of total revenues were derived from this customer.

Drilling Equipment

A land drilling rig consists of engines, a hoisting system, a rotating system, pumps and related equipment to circulate drilling fluid, blowout preventers and related equipment. Diesel or gas engines are typically the main power sources for a drilling rig. Power requirements for drilling jobs may vary considerably, but most land drilling rigs employ two or more engines to generate between 500 and 2,000 horsepower, depending on well depth and rig design. There are numerous factors that differentiate land drilling rigs, including their power generation systems and their drilling depth capabilities. The actual drilling depth capability of a rig may be less than or more than its rated depth capability due to numerous factors, including the size, weight and amount of the drill pipe on the rig. The intended well depth and the drill site conditions determine the amount of drill pipe and other equipment needed to drill a well. Generally, land rigs operate with crews of five to six persons. We intend to refurbish rigs that drill at depths below 8,000 feet which will allow our drills to reach both oil and natural gas deposits. We expect that this may give us a competitive advantage over other drillers whose rigs are capable of only reaching shallower oil deposits.

Company Drawworks

We are building our fleet of land rigs, and have (i) one rig completely refurbished and deployed to provide drillings services for Chesapeake pursuant to a daywork contract, (ii) a second rig recently acquired and ready to be deployed in March 2007 to provide drilling services for Ridgeway pursuant to a daywork contract, (iii) a third rig in which we are in the process of purchasing component parts/refurbishing/assembling for deployment in a few months, and (iv) miscellaneous component parts for future rigs we plan to acquire additional components for, refurbish, assemble and deploy. We recently completed the refurbishment of Rig No. 15 and deployed it to New Mexico in September 2006 for use by Chesapeake pursuant a daywork contract. Rig No. 41 is scheduled for completion in March 2007. We have contracted to deploy Rig No. 41 to New Mexico to be used by Ridgeway Petroleum Corporation in a multi-well daywork contract. We believe that we need to raise an additional $1,000,000 in order to complete the refurbishment of Rig No. 12. We intend to raise this capital in order to complete refurbishment and deploy Rig No. 12 to provide drilling services as soon as possible. We will need significant additional funds in order to complete the acquisition of component parts, assembly, and the refurbishment of additional drilling rigs. We provide no assurances that we will complete the refurbishment of Rig No. 12 or any other drilling rig, or that we will be able to enter into any additional drilling contract.

Competition

We compete with both regional and national land drilling companies in our target geographical markets of the Barnett Shale Trend, the Permian Basin and the Cotton Valley/Travis Peak Trend. Within our geographical markets our primary competitors are companies such as Patterson-UTI, Grey Wolf, Pioneer Drilling, and Unit Corporation. These companies have significant capital and managerial resources and are generally well-received in the marketplace. They are firmly entrenched in our target markets and have been operating for several years. Additionally, our competitors have large, established oil rig fleets. Patterson-UTI alone has over 400 hundred land drilling rigs in inventory.

Our Strengths

Despite the advantages of our competitors, we believe we have several key strengths which will allow us to compete.

•
Refurbished Rig Fleet - Our strategy is to refurbish our drilling rigs. Our expectation is that these newly refurbished drilling rigs will incur decreased maintenance costs when compared to older non-refurbished drilling rigs.

•	Drilling Depth - We believe that the drilling rigs we are refurbishing will be able to reach the drilling depth where oil lies as well as where natural gas lies (typically below 8,000 feet).

•
Current Demand for Land Drilling Rigs - We believe the current high demand for land drilling rigs driven by high natural gas prices and relatively low supply of drilling rigs present opportunities for entering into drilling contracts.

•	Industry Experience - The current management and certain members of the board of directors have experience and contacts throughout the industry.

•
Capable Manufacturing Facility - We own a drilling rig manufacturing facility located in Odessa, Texas. The Odessa manufacturing facility is capable of rebuilding used drilling rigs and manufacturing individual rig components. The facility consists of five fenced acres, two 30,000 square foot "rig hangers," each with twin overhead electric cranes for heavy equipment mobilization and assembly, a stand alone welding shop with sand floor, machine shop, sandblasting and painting booth, and offices. Our manufacturing crews possess the experience to refurbish drilling rigs.

•
Location - Our Permian Basin manufacturing facility and offices located in Houston place our company in one of the largest petroleum producing regions of the United States. We will be able to respond to market conditions quickly in the Permian Basin because of the location of our manufacturing facility.

Target Drilling Markets

Barnett Shale Trend

The Mississippian-age Barnett Shale of the Fort Worth Basin, North Texas produces in approximately 10 counties with the major thrust of activity being centered in the Newark East Field in Wise, Denton, and Tarrant Counties. The Barnett Shale is a continuous (unconventional) gas accumulation - in effect a single, very large gas field - underlying hundreds, and perhaps thousands, of square miles. Initially, in the early 1980’s, the first forty tests of the Barnett Shale, all deepening of shallower wells, were concluded to be uneconomic. From these tests, it was recognized that for drilling to be profitable, it had to be based on efficient and cost effective drilling and completion techniques. In 1989, the area was not included in the Atlas of Major Texas Gas Reservoirs. By 1995, the USGS listed it as an unconventional gas play and, in March 2004, it estimated total undiscovered gas resources for the Barnett Shale of 26.7 trillion cubic feet of gas.

Currently, there is an acceleration of interest in drilling activity by oil and gas companies in this market. There are approximately 70 different operators and 70 rigs per day operating in the Barnett Shale. As a result of the increased activity, greater technological innovation and efficiencies have allowed the expansion of drilling activity out of the core area, moving to the south and west. The Barnett Shale continues to attract a high degree of interest from operators and drilling companies because of a continual increase in estimated reserve potential and dramatically improved well economics. Additionally, the Barnett Shale is a blanket formation which assures that most every well drilled is a commercial producer.

We believe the current high demand for drilling rigs plus the low supply of rigs in this region presents an opportunity for us.

Permian Basin

The Permian Basin is located in West Texas and the adjoining area of southeastern New Mexico. It underlies an area approximately 250 miles wide and 300 miles long and includes the Texas counties of Andrews, Borden, Crane, Dawson, Ector, Gaines, Glasscock, Howard, Loving, Martin, Midland, Pecos, Reeves, Terrell, Upton, Ward, and Winkler. The name derives from the fact that the area subsided before being covered by the Permian sea and the subsidence continued through much of the Permian period. Consequently, it contains one of the thickest deposits of Permian rocks found anywhere. Researchers at the Bureau of Economic Geology and the New Mexico Bureau of Geology and Mineral Resources completed a Department of Energy research initiative which states that the Permian Basin of West Texas and Southeast New Mexico contains 29% of estimated future oil reserve growth and has the biggest potential for additional oil production in the country.

We believe the current high demand for drilling rigs plus the low supply of rigs in this region presents an opportunity for us. Additionally, because our manufacturing facility is located in this area, we will be able to respond quicker to the specific drilling rig specifications required by our future customers.

Cotton Valley / Travis Peak

The Travis Peak Formation (and correlative Hosston Formation) is a basinward-thickening wedge of terrigenous clastic sedimentary rocks that underlies the northern Gulf Coast Basin from eastern Texas across northern Louisiana to southern Mississippi. Across the main hydrocarbon-productive trend in eastern Texas and northern Louisiana, the Travis Peak Formation is about 2,000 ft thick. Most Travis Peak hydrocarbon production in eastern Texas comes from drilling depths between 6,000 and 10,000 ft.

Our Market Strategy

Our target market is the southwestern United States including the Permian Basin, Barnett Shale, and Cotton Valley/Travis Peak Trend. We believe management’s experience in drilling wells in these locations and its contacts with industry parties in these geographical locations will allow us to market our services effectively. Our management will rely on personal contacts and past relationships with oil and gas operators in these regions to solicit our services and entering into drilling contracts.

We desire to provide drilling services in our three target markets for the following reasons:

Permian Basin

•	Our manufacturing capabilities are located within the Permian Basin. This should create a quicker turnaround time for repairs and service on future rigs operating in this area.

•	The Permian Basin is one of the largest land drilling markets in the United States and demand for rigs is high.

•	Our management team has experience conducting drilling operations in the region which should allow us to operate its future rigs efficiently and effectively.

•	Through management’s past experience conducting drilling operations in the region it has established a rapport with potential oil drilling crew members.

Barnett Shale

•	Vertical wells drilled in the Barnett Shale are typically 9,000 feet in depth. The drilling rigs we intend to refurbish, with the exception of one, are all capable of drilling at least 10,000 feet.

•	The region is currently experiencing a strong demand for the type of drilling rigs we employ.

Cotton Valley / Travis Peak

•	The demand for drilling rigs in this area is high.

•	The Cotton Valley/Travis Peak area sits within the Ark/La/Tex region. Utilization rates in this region have increased in recent years.

No winterization is needed for our drilling rigs in these three geographical locations which will decrease the cost of refurbishing our rigs.

Employees, Consultants and Contractors

As of the date of this Annual Report, we have 40 employees (4 of which are executive officers) and 36 contractors and consultants. None of our employees are represented by a labor union. We believe that our employee relations are good.

Environmental Regulations

    Our operations are subject to stringent federal, state and local laws and regulations governing protection of the environment. These laws and regulations may require acquisition of permits before drilling commences and may restrict the types, quantities and concentrations of various substances that can be released into the environment. Planning and implementation of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids, and other substances may subject us to penalties and cleanup requirements. Handling, storage and disposal of both hazardous and non-hazardous wastes are subject to regulatory requirements.

      The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, and their state counterparts, are the primary vehicles for imposition of such requirements and for civil, criminal and administrative penalties and other sanctions for violation of their requirements. In addition, the federal Comprehensive Environmental Response Compensation and Liability Act and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release of hazardous substances into the environment. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of remedial action as well as damages to natural resources.

      Environmental laws and regulations are complex and subject to frequent change that may result in more stringent and costly requirements. Compliance with applicable requirements may have a material affect on the cost of our future operations, earnings or competitive position. However, compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements, or the discovery of contamination may cause us to incur additional future costs or subject us to future liabilities that may have a material adverse effect on our future results of operations and financial condition.

      Our operations depend on the demand for services from the oil and natural gas exploration and development industry, and therefore our future operations can be affected by political developments and changes in laws and regulations that control or curtail drilling for oil and natural gas for economic, environmental or other policy reasons.

Insurance

We currently maintain general liability and other insurance in amounts we believe to be sufficient for conducting our business operations.

Risk Factors

You should consider carefully the following risks and other information in this Annual Report, including the financial statements. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

We have a history of operating losses since inception and may experience further losses in the future.

We are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. Investors should evaluate us in light of the problems and uncertainties frequently encountered by new companies. We have incurred losses since inception, and we expect to incur additional net losses for the foreseeable future. We will continue to be dependent on external sources of financing.

We are a start-up business and, with all new business operations, there is a risk of failure.

Any investment in us should be considered a high-risk investment because investors will be placing funds at risk in a start-up business with unforeseen costs, expenses, competition, and other problems to which start-up ventures are often subject. Investors should not invest in us unless they can afford to lose their entire investment. Our prospects must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our limited business history will make it difficult for you to analyze or to aid you in making an informed judgment concerning the merits of an investment in us.

We have nominal revenues and have a history of operating losses.

We have generated only nominal revenues since inception. We have a history of significant operating losses and expect to incur additional operating losses for the fiscal year of 2007.

We will be required to raise additional capital through equity or debt financing to execute our business plan and we have no committed sources of additional capital.

To execute our business strategy, we will require more capital than we currently have or have commitments to receive. Historically, we have financed our operations through the sale of our common stock and certain borrowings, and we expect to continue to depend on outside debt and equity financings to sustain our operations. As of November 30, 2006 we had $24,279 cash on hand and we currently have sufficient cash to fund operations through March 2007. We believe that we will need to raise a minimum of $5 million to fund our working capital needs through fiscal 2007 to retire approximately $4.3 million of indebtedness, fund the completion of Rig 12 anticipated to cost $1 million, and to fund additional working capital needs; assuming that we have two drilling rigs deployed in the field and generating revenue pursuant to the current dayrate drilling contracts from April through November 2007. Further, we will require additional money to complete the refurbishment of additional rigs and commence oil and natural gas exploration, comply with licensing, registration and other operating requirements, and to maintain compliance with the applicable laws. We will rely upon best efforts third-party debt or equity funding. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. We currently do not have credit facilities available with other financial institutions or other third parties. If we cannot obtain debt financing, we may attempt to raise money through best-efforts equity financings, but we currently do not have commitments for the purchase of our equity securities. If we choose to raise money through the issuance of equity securities, this may cause significant dilution of our common stock. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund our operations and execute our business plan. If we are unable to raise sufficient capital from external sources to fund our operations immediately, we may need to sell our assets, such as rig parts, to meet working capital needs or curtail operations. Without our operating assets, it would be impossible to generate revenue.

Our financial statements indicate a going concern qualification.

We incurred a net loss of $5,055,257 in fiscal 2006 and had a working capital deficit of ($2,804,098) as of November 30, 2006. These conditions raise substantial doubt as to our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Concentration of customers makes us reliant on one customer for substantially all our revenue.

As of November 30, 2006, we provided contract drilling services to only one customer, with approximately 100% of contract drilling revenues and 43% of total revenues were derived from this customer. The failure of us to continue to provide services to this customer will have a substantial negative effect on our operations and financial condition.

We do not have positive cash flow from operations to service our debt.

As of the date of this Annual Report, we have a total of approximately $2,260,000 of outstanding bank debt, which requires us to make aggregate monthly principal and interest payments of approximately $69,000. Between November 2006 and February 2007 we borrowed an additional $2,621,000 in one-year subordinated debt, which requires us to make interest payments of $78,630 per quarter. Until we are able to generate sufficient cash flow from operations to cover these debt payments, we must rely upon obtaining outside sources of financing to either pay off or refinance these obligations.

There is a short supply of drilling rig parts, and rig part prices are increasing.

The high demand of drilling rigs has resulted in a high demand for drilling rig parts. Many drilling rig parts that we require for the refurbishment of our drilling rigs are on back order. Because a few of these drilling rig parts cannot be manufactured in house, they are subject to limited availability. Thus, we may still experience delays in refurbishing our drilling rigs because we cannot acquire the drilling rig parts. A delay in getting drilling rigs to market will negatively impact our financial condition. Because of the limited supply of drilling rig parts and high demand, rig part prices are increasing. Increasing rig part prices will increase our estimated completion costs for our drilling rigs and our cash requirements for operations.

Increases in the supply of drilling rigs could decrease dayrates and utilization rates.

Any increase in the supply of land rigs in our target markets, whether through new construction or refurbishment, could decrease dayrates and utilization rates, which would adversely affect any future revenues. In addition, such increases could adversely affect any future revenue through increased competition and lower dayrates. Utilization rates could be further decreased by any downturn in oil and natural gas prices.

A material reduction in the levels of exploration and development activities in Texas or an increase in the number of rigs mobilized to New Mexico and Texas could negatively impact our dayrates and utilization rates.

We plan to conduct our operations in New Mexico and Texas. A material reduction in the levels of exploration and development activities in New Mexico and Texas due to a variety of oil and natural gas industry risks or an increase in the number of rigs mobilized into New Mexico and Texas could negatively impact our future dayrates and utilization rates, which, in turn, could adversely affect our future revenues.

Force Majeure events may lead to delays in obtaining operating materials and the inability of us to operate our future rigs in an efficient manner.

All of our contemplated contracts will provide that our customers bear all fuel expenses. However, prolonged shortages in the availability of fuel to run our drilling rigs resulting from action of the elements, warlike actions or other “Force Majeure” events could result in the suspension of our future contracts and have a material adverse effect on our future financial condition and results of operations.

We will operate in a highly competitive, fragmented industry in which price competition is intense.

         We have encountered and will continue to encounter substantial competition from other drilling contractors, substantially all of which are larger and better financed. Our primary market areas are highly fragmented and competitive. The fact that drilling rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. Drilling contracts are usually awarded on the basis of competitive bids. We believe pricing and rig availability are the primary factors our potential customers consider in determining which drilling contractor to select. In addition, we believe the following factors are also important:

•	the type and condition of each of the competing drilling rigs;
•	the mobility and efficiency of the rigs;
•	the quality of service and experience of the rig crews;
•	the safety records of the rigs;
•	the offering of ancillary services; and
•	the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.
Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of rigs from other regions could rapidly intensify competition, reduce future profitability and cause demand for drilling rigs to become short-lived. We make no assurance that we will be able to compete effectively with other drilling companies in our same market.

We may be unable to attract and retain qualified, skilled employees necessary to operate our business.

Our future success depends in large part on our ability to attract and retain skilled and qualified personnel to operate our manufacturing facility and future rigs. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage and maintain our business. We require skilled employees to re-manufacture and operate our drillings rigs. Shortages of qualified personnel are occurring in our industry. As a result of the volatility of the oil and natural gas industry and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are higher than ours. If we should be unable to recruit and employ workers with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase our future service rates to our customers to compensate for wage-rate increases, our future profitability and other results of future operations may be adversely affected.

Our management team has a limited history of working together.

We have a limited history of operations under our current officers and directors. Although experienced, our officers have not worked together for an extensive length of time. If for any reason our officers cannot work efficiently as a team, our business will be adversely affected.

Key management may leave us.

Our business strategy is dependent upon the skills and knowledge of management. These individuals will be responsible for the day to day operations of our business. We believe that the special knowledge of these individuals gives us a competitive advantage. If one or more of these critical employees leave us, we may be unable to hire suitable replacements to operate our business. Although management has entered into employment and consulting agreements, there is no assurance that these individuals will remain with us.

Our future operations involve operating hazards, which if not insured or indemnified against, could adversely affect our future results of operations and financial condition.

         Our future operations are subject to the many hazards inherent in the contract land drilling business, including the risks of:

•  blowouts;

•  fires and explosions;

•  loss of well control;

•  collapse of the borehole;

•  lost or stuck drill strings; and

•  damage or loss from natural disasters.

         Any of these hazards can result in substantial future liabilities or losses to us from, among other things:

•  suspension of drilling operations;

•  damage to, or destruction of, our property and equipment and that of others;

•  personal injury and loss of life;

•  damage to producing or potentially productive oil and gas formations through which we drill; and

•  environmental damage.

We will seek to protect ourselves from some but not all operating hazards through insurance coverage, in instances where such insurance coverage is affordable. However, some risks are either not insurable or insurance is available only at rates that we consider uneconomical. Those risks include pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, we will attempt to obtain contractual protection against uninsured operating risks from our customers. However, customers who provide contractual indemnification protection may not in all cases maintain adequate insurance to support their indemnification obligations. Our future insurance or indemnification arrangements may not adequately protect us against liability or loss from all the hazards of our operations. The occurrence of a significant event that we have not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our future results of operations and financial condition. Furthermore, we may be unable to maintain adequate insurance in the future at rates we consider reasonable.

Our operations will be subject to various laws and governmental regulations that could restrict our future operations and increase our operating costs.

The U.S. oil and natural gas industry is affected from time to time in varying degrees by political developments and federal, state and local environmental, health and safety laws and regulations applicable to our business. Our operations are vulnerable to certain risks arising from the numerous environmental health and safety laws and regulations. These laws and regulations may restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling activities, require reporting of the storage, use or release of certain chemicals and hazardous substances, require removal or cleanup of contamination under certain circumstances, and impose substantial civil liabilities or criminal penalties for violations. Environmental laws and regulations may impose strict liability, rendering a company liable for environmental damage without regard to negligence or fault, and could expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed. Moreover, there has been a trend in recent years toward stricter standards in environmental, health and safety legislation and regulation, which may continue.

We may incur material liability related to our operations under governmental regulations, including environmental, health and safety requirements. We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on our business, financial condition or results of operations. Because the requirements imposed by such laws and regulations are subject to change, we are unable to forecast the ultimate cost of compliance with such requirements. The modification of existing laws and regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas for economic, political, environmental or other reasons could have a material adverse effect on us by limiting drilling opportunities.

Our future revenue, if any, will be derived from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, can adversely impact us in many ways by negatively affecting:

•	any future revenues, cash flows and profitability;
•	our ability to obtain, maintain or increase our borrowing capacity;
•	our ability to obtain additional capital to finance our business, and the cost of that capital; and
•	our ability to hire and retain skilled rig personnel whom we would need in the event of an upturn in the demand for our services.

Depending on the market prices of oil and gas, oil and gas exploration and production companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Oil and gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and gas prices, including:

•	weather conditions in the United States and elsewhere;
•	economic conditions in the United States and elsewhere;
•	actions by OPEC, the Organization of Petroleum Exporting Countries;
•	political instability in the Middle East and other major oil and gas producing regions;
•	governmental regulations, both domestic and foreign;
•	the pace adopted by foreign governments for the exploration, development and production of their national reserves;
•	the price of foreign imports of oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas;
•	the development of alternate energy sources and the long-term effects of worldwide energy conservation measures; and
•	the capacity of the natural gas pipeline network.

Our "blank check" preferred stock could be issued to prevent a business combination not desired by management or our current majority shareholders.

     Our articles of incorporation authorize the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined by our board of directors without shareholder approval. Our preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in our control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

Future sales of our common stock in the public market could lower our stock price.

    We may sell additional shares of common stock in subsequent public or private offerings. We may also issue additional shares of common stock to finance future acquisitions or equity raises. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We presently do not intend to pay cash dividends on our common stock.

    We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance the future expansion of our business. Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase our shares.

There is currently a limited market for our common stock, and any trading market that develops in the common stock may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

    Although our common stock is currently traded on the OTC Bulletin Board, there is currently a limited market for our common stock and there can be no assurance that an improved market will ever develop. Historically, trading volume has been minimal and there has been no trading volume. Accordingly, common stock holders will be required to bear the economic consequences of holding such securities for an indefinite period of time until trading volume develops in the common stock, if at all. As such, an active trading market for our common stock may not ever develop. Any trading market that does develop may be volatile, and significant competition to sell our common stock in any such trading market may exist, which could negatively affect the price of our common stock. As a result, the value of our common stock may decrease. Additionally, if a trading market does develop, such market may be highly illiquid, and our common stock may trade at a price that does not accurately reflect the underlying value of our net assets or business prospects. Investors are cautioned not to rely on the possibility that an active trading market may develop or on the prices at which our stock may trade in any market that does develop in making an investment decision. If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

Penny stock rules could make it hard to resell shares of our common stock and impose significant restrictions on broker-dealers.

    The “penny stock” rules limit trading of securities not traded on Nasdaq or a recognized stock exchange, or securities which do not trade at a price of $5.00 or higher, in that brokers making trades in those securities must make a special suitability determination for purchasers of the security, and obtain the purchaser’s consent prior to sale. The application of these rules may make it difficult for shareholders to resell their shares

ITEM 2. DESCRIPTION OF PROPERTY

Our principle executive offices are located at 6371 Richmond Avenue, Suite 275 Houston, Texas 77057, and our telephone number is (713) 266-8125. Our executive office space is approximately 5,000 square feet and we pay a standard market rate on a month to month basis. We own a 30,000 square foot premises located in Odessa, Texas, which houses Forster’s manufacturing facility. This facility is currently operational, providing the physical requirements to refurbish the drilling equipment, including overhauling and refurbishing draw works, pumps, and other components, and sandblasting and painting of the various rig components.

ITEM 3. LEGAL PROCEEDINGS

In June 2006, the Company and certain of our current officers and directors became defendants in a civil lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. This is a contract suit based on the alleged failure of Defendants to pay salary and bonus shares to plaintiffs for their work in identifying and arranging introductions to prospective investors and/or strategic partners. Plaintiffs allege that, from June 2005 forward, they actively worked to identify and arrange introductions between potential investors and the Company and therefore earned their salary and bonus shares. However, none of the plaintiffs were licensed broker/dealers. Plaintiffs’ causes of action include claims for breach of contract, breach of implied covenant, fraud, negligent misrepresentation, wrongful termination, unfair business practices and unjust enrichment. The plaintiffs also seek injunctive relief from the Company allegedly profiting from its fraud on plaintiffs, disgorgement of the Company’s proceeds and profits, non-economic damages, punitive damages, and attorney fees. The Company believes these allegations are without merit and intends to defend this action vigorously. Discovery is currently being conducted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

General Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “FODL.” The market for our common stock on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for our common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

	High	Low
Year 2006
Quarter ended November 30	$2.75	$1.75
Quarter ended August 31	$3.25	$2.63
Quarter ended May 31	$5.00	$1.00
Quarter ended February 28	$0.50	$0.15
Year 2005
Quarter ended November 30	$0.50	$0.15
Quarter ended August 31	$0.15	$0.15
Quarter ended May 31	$0.15	$0.15
Quarter ended February 28	$0.15	$0.10

As of March 8, 2007, there were approximately 416 stockholders of record of the Company's common stock. We have not paid dividends since inception nor do we anticipate that any cash dividends will be paid in the foreseeable future.

Equity Compensation Plan Information

We have not adopted a compensation plan to date, but we intend to adopt a plan in the future. We have not issued any options or warrants to employees.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	--	--	--
Total	--	--	--

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported, in the third quarter ended August 31, 2006 and that occurred in the fourth quarter of fiscal 2006.

In June 2006, the Company issued 260,000 shares of common stock, valued at $1.00 per share, as partial payment for acquiring certain real property.

In August 2006, the Company received $65,000 of proceeds from the sale of 65,000 shares of common stock.

In September 2006, the Company issued 4,000 shares of common stock as additional consideration for $40,000 of debt financing.

In October 2006, the Company issued 102,500 shares of common stock as additional consideration for $275,000 of debt financing.

In November 2006, the Company issued 150,000 shares of common stock for consulting services rendered, which services were valued at $319,500. It also issued 160,000 shares of common stock as additional consideration for $400,000 of debt financing.

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. No sales commissions were paid.

Purchases of Equity Securities by Company

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management’s Discussion and Analysis should be read in conjunction with the audited financial statements and notes thereto set forth herein.

Overview

The Company has not generated any profits since its inception in March 2005 and has incurred significant operating losses. From an accounting standpoint, the financial statements of Forster Tool are the financial statements of the Company.

Revenue Recognition

Our revenue is derived from the provision of contract drilling services and sales of drilling rigs and rig parts.  We earn contract drilling revenue currently under day-work contracts.  Revenues on day-work contracts are recognized based on the days completed at the day-rate each contract specifies.  Mobilization revenues and costs for day-work contracts are deferred and recognized over the term of the contract.  Revenues on sales of drilling rigs and rig parts are recognized upon delivery of the drilling rigs and rig parts.

Results of Operations

Revenues increased from $13,411 for the 2005 fiscal year to $2,544,763 for the 2006 fiscal year, as a result of $1,078,763 of contact drilling revenue and $1,446,000 of sales of rigs and component parts in the 2006 as compared to $13,411 from the sales of rigs and component parts in the 2005. Cost of sales in 2006 was $1,501,973, resulting in a gross profit of $1,042,790.

Total operating expenses increased from $1,942,301 in 2005 to $4,175,282 in 2006, reflecting increased business operations in the field and in our corporate office. Rig refurbishment and related expenses increased from $431,752 in 2005 to $727,103 in 2006, as a result of refurbishment of rigs for deployment in operation. Consulting and professional fees increased from $1,291,305 in 2005 to $2,619,383 in 2006, $1,729,605 of such increase relates to non-cash compensation expense and the additional expense is primarily associated with being a reporting company. Other general and administrative expenses increased from $213,775 in 2005 to $696,692 in 2006, as a result of increased personnel.

Net loss increased from $1,953,528 in 2005 to $5,055,257 in 2006.

Liquidity

Historical Financial Data

At November 30, 2006, we had total assets of $7,374,427, total liabilities of $4,046,715, and a working capital deficit of $2,804,098. We believe that we will need to raise a minimum of $5 million to fund our working capital needs through fiscal 2007 to retire approximately $4.3 million of indebtedness, fund the completion of Rig 12 anticipated to cost $1 million, and to fund additional working capital needs; assuming that we have two drilling rigs deployed in the field and generating revenue pursuant to the current dayrate drilling contracts from April through November 2007. We currently have sufficient cash on hand to fund operations through March 2007.

Credit Facilities and Outstanding Debt

As of November 30, 2006, we had approximately $1,062,048 in outstanding bank debt. In December 2006, we borrowed $1.7 million from a financial institution, which we used to pay off $763,750 of our outstanding bank debt. The remaining $298,298 of debt is represented by the following: (i) a note with a current balance of $31,520, which bears an interest rate of 8.7% compounded monthly, requires a monthly principal and interest payment of approximately $700 and matures in June 2011; (ii) a note with a current balance of $28,111, which bears an interest rate of 8.5%, requires monthly principal and interest payments of approximately $935 and matures in July 2009; and (iii) a note with a current balance of 238,667, which bears an interest rate of prime plus 1%, requires monthly principal payments of approximately $1,333 plus interest with a $161,353 final balloon payment due in October 2011. The $1.7 million loan bears an initial variable interest rate of prime plus 3%, requires us to make monthly principal and interest payments of approximately $55,990, matures in December 2009 and is secured by one of our drilling rigs. In February 2007, we borrowed an additional $260,000 from a financial institution. Such note bears an annual interest rate of 9.25%, matures in February 2010, requires monthly principal and interest payments of approximately $8,316, and is secured by one of our drilling rigs.

Between November 2006 and February 2007, Forster borrowed a total of $2,621,000 in subordinated convertible debt, and issued 1,048,400 shares of common stock as additional consideration. These notes obligate us to make quarterly interest payments in cash or stock at the discretion of the investor, bear a 12% interest rate per annum and have a conversion price of $2.00 per share. Forster has granted certain piggy back registration rights in connection with these notes. These notes mature twelve months from the date of the borrowing.

Need for Additional Capital

We will need to raise additional capital to meet our general and administrative needs for the next twelve months. We anticipate that we will need an additional $1 million in order to complete the refurbishment of Rig No. 12 and a significant additional amount in order to complete the refurbishment of the remaining four rigs. We will use our best efforts to obtain equity or debt financing to fund operations. The company has no firm commitments or arrangements for external financing to fund operations. We provide no assurance that we will be successful in any future financing effort to obtain the necessary working capital to support our operations. Our viability is contingent upon our ability to receive external financing. Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Contractual Commitments

A tabular disclosure of our contractual obligations at November 30, 2006, is as follows:

	Payments due by period
	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facilities	$1,022,425	$510,190	$179,433	-
Operating Leases	(1)	-	-	-
Employment and consulting contracts (2)	$443,166	$476,667	-	-
Total	$1,465,591	$986,857	$179,433	-

        (1) Substantially all of our operating leases are on a month-to-month basis and, accordingly, the expenses are not included in this table.

        (2) Reflects cash obligations.

Off-Balance Sheet Arrangements

As of November 30, 2006, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates in Financial Statement Preparation.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment.

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are expensed currently.

Income Taxes.

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and Diluted Net Loss Per Common Share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Basic and diluted loss per share is the same due to potential dilutive securities having an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Options.

Forster adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Newly Issued Accounting Pronouncements.

 In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Forster is currently evaluating the impact SFAS No. 155 will have on its financial statements, if any.

Forster does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors
Forster Drilling Corporation

I have audited the accompanying consolidated balance sheet of Forster Drilling Corporation (“Forster”), as of November 30, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended November 30, 2006. These consolidated financial statements are the responsibility of Forster’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forster as of November 30, 2006 and the consolidated results of its operations and its cash flows for the period described, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Forster will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, Forster has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John M. James, CPA
Houston, Texas
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Forster Drilling Corporation
(a development stage company)
  Houston, Texas

We have audited the statements of operations, changes in stockholders' equity and cash flows of Forster Drilling Corporation ("Forster") for the period from inception (March 22, 2005) through November 30, 2005. These financial statements are the responsibility of the Forster's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Forster's operations and cash flows for the period from inception through November 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Forster will continue as a going concern.  As reflected in the financial statements, Forster suffered a net loss from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters are also set forth in the footnotes.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Malone & Bailey,
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 28, 2006

FORSTER DRILLING CORPORATION
CONSOLIDATED BALANCE SHEET
November 30,
ASSETS	2006

Current assets:
Cash and cash equivalents	$24,279
Trade accounts receivable, net	200,000
Prepaid insurance and other	328,715

Total current assets	552,994

Land	180,335
Building	319,665
Drilling rig and related equipment	4,446,871
Transportation, office and other equipment	125,032
Construction in progress: drilling rigs and related equipment	1,732,806
Total fixed assets	6,804,709
Accumulated depreciation	(72,124)
Net fixed assets	6,732,585

Other assets	88,848

Total assets	$7,374,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable, net of unamortized discount of $594,236	$510,679
Notes payable to related parties, net of unamortized discount of $3,750	614,994
Current portion of long-term debt	372,425
Accounts payable	989,672
Taxes payable	355,167
Accrued liabilities	161,997
Deferred revenue	334,218
Advances from stockholders	17,940
Total current liabilities	3,357,092

Long term debt, net of current maturities	689,623

Total liabilities	4,046,715
-
Stockholders’ equity:
Preferred stock, $0.25 par value per share, 12,500,000 shares authorized, 5,831 issued and outstanding	1,458
Common stock, $0.002 par value per share, 100,000,000 shares authorized, 44,228,525 issued and outstanding	88,458
Additional paid-in capital	10,246,581
Accumulated deficit	(7,008,785)
Total stockholders’ equity	3,327,712
Total liabilities and stockholders’ equity	$7,374,427

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended November 30, 2006 and Period from Inception (March 22, 2005) through November 30, 2005

	Year Ended November 30, 2006	Period Ended November 30, 2005

REVENUES:
Contract drilling revenues	$1,078,763	$-
Sales of rigs and component parts	1,466,000	13,411
Total revenues	2,544,763	13,411

COST OF SALES:
Contract drilling revenues	501,973	-
Sale of rigs and component parts	1,000,000	24,638
Total cost of sales	1,501,973	24,638

GROSS PROFIT	1,042,790	(11,227)

Operating expenses:
Rig refurbishment and related expenses	727,103	431,752
Depreciation and amortization expense	76,387	5,469
Taxes	55,717	-
Consulting and professional fees	2,619,383	1,291,305
Other general and administrative expenses	696,692	213,775
Total operating expenses	4,175,282	1,942,301

OPERATING LOSS	(3,132,492)	(1,953,528)

Other expenses:
Cost of reverse merger	515,360	-
Loss on settlement of debt	755,433	-
Interest expense	651,972	-

NET LOSS	$(5,055,257)	$(1,953,528)

Basic and diluted net loss per share	$(0.13)

Weighted average common shares outstanding	40,388,348

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Inception (March 22, 2005) through November 30, 2006

	Preferred Stock		Common Stock		Additional Paid-In
	Shares	Par	Shares	Par	Capital	Accumulated Deficit	Total
Shares issued for services	-	$ -	23,830,000	$ 47,660	$ 1,098,920	$ -	1,146,580
Shares issued for drilling rig parts contributed by a founder at founders’ basis		-	10,000,000	20,000	221,000		241,000
Stock issued for cash	-	-	2,667,999	5,336	1,363,164		1,368,500
Stock issued for debt	-	-	31,930	64	15,901		15,965
Net loss	-	-	-	-	-	(1,953,528)	(1,953,528)
Balance November 30, 2005	-	-	36,529,929	73,060	2,698,985	(1,953,528)	818,517
Shares retained by Process Technology shareholders in reverse merger	5,831	1,458	2,000,004	4,001	(4,000)		1,459
Shares issued for services	-	-	581,058	1,162	1,588,516		1,589,678
Shares issued for assets	-	-	260,000	520	701,480		702,000
Shares issued for payment of debt	-	-	818,834	1,638	997,295		998,933
Shares issued as part of debt	-	-	266,500	533	326,635		327,168
Shares issued for settlement of dispute	-	-	50,000	100	99,900		100,000
Stock issued for cash	-	-	3,722,200	7,444	2,978,925		2,986,369
Discount related to beneficial conversion feature on convertible notes payable	-	-	-	-	770,250		770,250
Debt discount on note payable	-	-	-	-	47,382		47,382
Warrants	-	-	-	-	41,213		41,213
Net loss	-	-	-	-	-	(5,055,257)	(5,055,257)

Balance November 30, 2006	5,831	$ 1,458	44,228,525	$ 88,458	$ 10,246,581	$ (7,008,785)	3,327,712

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended November 30, 2006 and Period from Inception (March 22, 2005) through November 30, 2005

	Twelve Months Ended November 30, 2006	Period Ended November 30, 2005
Cash flows from operating activities:
Net loss	$(5,055,257)	$(1,953,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,729,605	1,146,580
Loss on sale or exchange of assets	416,639	-
Expenses paid by shareholders	-	15,965
Amortization of beneficial conversion feature	537,450	-
Amortization of debt discount	18,576	-
Depreciation	79,524	5,469
Loss on settlement of debt	313,433	-
Compensation expense on facility purchase	442,000	-
Cost of merger	500,000	-
(Increase) Decrease in accounts receivable	(186,589)	(13,411)
Increase in prepaids	(328,715)	-
Increase in other assets	(88,848)	-
Increase in accounts payable	792,550	197,122
Increase in deferred revenue	334,218	-
Increase in accrued expenses & other liabilities	493,677	23,487
Non cash warrants	41,213	-
Net cash used in operating activities	39,476	(578,316)

Cash flows from investing activities:
Purchases of fixed assets	(5,318,518)	(707,184)
Net cash used in investing activities	(5,318,518)	(707,184)

Cash flows from financing activities:

Proceeds from sale of common stock	2,986,369	1,368,500
Proceeds from related party borrowings	1,521,500	10,821
Proceeds from third party borrowings	2,233,279	30,000
Advances from related parties	17,940	-
Payments on related party borrowings	(514,450)	(5,821)
Payments on third party borrowings	(941,317)	(118,000)
Net cash provided by financing activities	5,303,321	1,285,500

Increase (decrease) in cash and cash equivalents	24,279	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$24,279	$-

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	34,634	-
Non-cash investing and financing activities:
Paid debt with common stock	805,500	15,965
Purchased assets with common stock	836,128	241,000
Purchased drilling rig parts with note payable to seller	10,500	88,000
Discount on notes payable	302,431	-
Discount of notes for beneficial conversion feature	324,361	-

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
Notes to Consolidated Financial Statements
November 30, 2006

NOTE 1 - ORGANIZATION

Forster Drilling Corporation (“Forster”) purchases and refurbishes drilling rig parts and assembles complete land drilling rigs through its wholly-owned subsidiary, Forster Tool and Supply, Inc., and provides contract land drilling services to oil and natural gas exploration and production companies in New Mexico through its wholly-owned subsidiary, Forster Drilling, Inc.

On May 12, 1987, Forster’s predecessor, Process Technology Systems, Inc. (“Process”), was incorporated in Nevada. Process operated as a development stage company from its inception, and became a publicly-traded company subject to rules of the Securities and Exchange Commission on May 12, 1987. On March 22, 2005, Forster Drilling Corporation (“FDC”) was incorporated in Nevada, and operated as a privately-held development stage company focused upon purchasing and renovating drilling rig component parts and assembling complete land drilling rigs. On June 20, 2006, Process acquired FDC in a reverse merger transaction, making FDC a wholly-owned subsidiary of Process (see Note 4). In connection with the reverse merger, FDC changed its name to Forster Tool & Supply, Inc., (“FTC”) and Process changed its name to Forster Drilling Corporation (“Forster”). On February 16, 2006, Forster Drilling, Inc. (“FDI”) was incorporated in the state of Texas as a wholly-owned subsidiary of Forster. FDI operates land drilling rigs and provides contract land drilling services for oil and gas exploration and development companies. On June 20, 2006, Forster Exploration & Production, Inc. (“FEP”) was incorporated in the state of Texas as a wholly-owned subsidiary of Forster. FEP is currently inactive.

With the completion of the renovation and assembly of its first drilling rig and the start of the rig's initial drilling contract in September, Forster is no longer considered to be a development stage company, and thus is no longer presented as such in the fiscal year 2006 consolidated financial statements.

Forster is headquartered in Houston, Texas. Forster's manufacturing operations are based in its 13,000 square foot manufacturing facility in Odessa, Texas. Forster's year-end is November 30.

The accompanying consolidated financial statements include Forster’s accounts and the accounts of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Revenue Recognition. Forster’s revenue is derived from the provision of contract drilling services and sales of drilling rigs and rig parts. Forster earns contract drilling revenue currently under day-work contracts. Revenues on day-work contracts are recognized based on the days completed at the day-rate each contract specifies. Mobilization revenues and costs to arrive at the initial well site for day-work contracts are deferred and recognized over the term of the contact. Revenues on sales of drilling rigs and rig parts are recognized upon delivery of the drilling rigs and rig parts.

Fair Value of Financial Instruments.  Forster's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The reported amounts of bank borrowings approximate fair value due to the market value interest rates that these debts bear.

Accounts Receivable. Forster records trade accounts receivable at the amount invoiced to customers. Substantially all of the Forster’s accounts receivable are due from companies in the oil and gas industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when Forster believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. Forster determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Forster’s previous loss history, the customer’s current ability to pay its obligation to Forster and the condition of the general economy and the industry as a whole. Forster writes off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At November 30, 2006, Forster’s allowance for doubtful accounts was $0.

Prepaid Expenses. Prepaid expenses include items such as insurance and fees. Forster routinely expenses these items in the normal course of business over the periods these expenses benefit.

Property and Equipment. Property and equipment, including renewals and betterments, are capitalized and stated at cost, while maintenance and repairs are expensed currently. Assets are depreciated on a straight-line basis. The depreciable lives of drilling rigs and related equipment are 3 to 15 years. The depreciable life of other equipment is 3 to 5 years. The depreciable life of the manufacturing facility is 15 years. Depreciation is not commenced until acquired rigs are placed in service. Once placed in service, depreciation continues when rigs are being repaired, refurbished or between periods of deployment.

Construction in progress includes one drilling rig being assembled, purchased rig components for three additional rigs to be assembled in the future, and spare parts and materials to be placed in service on rigs completed in the future. Amounts included in construction in progress have not been placed in service and therefore are not being depreciated at November 30, 2006.

Forster reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, Forster recognizes an impairment loss based upon fair value of the asset.

Deferred Revenue.  Forster's deferred revenue consists primarily of payments received in advance of revenue recognition from the sale of its drilling rig services.  It also includes the net unamortized amount of mobilization revenues in excess of mobilization costs.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and Diluted Net Loss Per Common Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Basic and diluted loss per share is the same due to potential dilutive securities having an anti-dilutive effect and thus were not included in the calculation of diluted net loss per common share.

Stock Options. Forster adopted SFAS No. 123R for the transactions in which an entity exchanges its equity instruments for goods or services. SFAS No 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.

Newly Issued Accounting Pronouncements. In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Forster is currently evaluating the impact SFAS No. 155 will have on its financial statements, if any.

Forster does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

Reclassifications. Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the presentation for the year ended November 30, 2006.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Forster incurred a net loss of $5,055,257 in fiscal 2006 and had a working capital deficit of ($2,804,098) as of November 30, 2006. These conditions raise substantial doubt as to Forster's ability to continue as a going concern. Management is attempting to raise additional capital through anticipated debt and equity offerings. The financial statements do not include any adjustments that might be necessary if Forster is unable to continue as a going concern.

NOTE 4 - REVERSE MERGER

On June 20, 2006, Process acquired FDC in a stock for stock exchange.  On the acquisition date, Process had 2,000,000 shares of $0.002 par value common stock and 5,835 shares of $0.25 par value preferred stock previously outstanding, and issued another 40,055,463 shares of $0.002 par value common stock for all the currently issued and outstanding shares of FDC. This acquisition resulted in a change in control of Process, and thus was accounted for as a recapitalization of FDC. As part of the reverse merger, FDC became a wholly-owned subsidiary of Process. FDC changed its name to Forster Tool & Supply, Inc., (“FTC”) and Process changed its name to Forster Drilling Corporation (“Forster”). Also in connection with the reverse merger, Forster is required to pay the aggregate sum of $400,000 to Process’s two directors and executive officers in consideration for entering into an indemnification agreement with Forster and FTC (see Note 7).  Also as part of the reverse merger, Forster also paid $100,000 of Process's pre-merger net liabilities which was accounted for as a cost of the reverse merger.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consists of $200,000 due to Forster for reimbursement of lost or damaged equipment while conducting contract drilling services for a customer.

NOTE 6 - PURCHASE OF MANUFACTURING FACILITY

On October 20, 2006, Forster purchased the Odessa manufacturing facility previously leased by Forster from a key employee.  The total purchase price was $500,000, composed of $240,000 cash and 260,000 shares of Forster common stock valued at a negotiated price of $1.00 per share.  Forster borrowed $240,000 from Sterling Bank on October 12, 2006 to pay the cash portion of the purchase (see Note 7).  The market value of the 260,000 shares of Forster common stock on the date of purchase was $702,000, resulting in the excess of $442,000 being booked as compensation expense.

NOTE 7 - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Forster borrowed $5,000 from a related party in fiscal year 2005. This loan remains outstanding at November 30, 2006.

During December 2005, Forster borrowed $40,500 from various related parties. The loans were due on demand with accrued interest at 10% and were unsecured. Forster repaid these loans in the first and second quarters.

During December 2005, Forster borrowed $15,000 from a related party. Forster exercised its option to extend the maturity date of the loan from April 30, 2006 to November 30, 2006. The note bears interest at 10% and is unsecured. As of November 30, 2006, $5,200 had been repaid, leaving a remaining balance due of $9,800.

During January 2006, Forster borrowed $5,000 from a related party. This loan is a demand loan bearing 10% interest and is unsecured. Forster repaid $2,750 of this loan during the second quarter leaving an unpaid balance at year end of $2,250.

During January 2006, Forster borrowed $150,000 from an unrelated party. This loan was an unsecured, demand loan bearing no interest. Forster satisfied this loan in February with the transfer of equipment to the unrelated party.

In February 2006, Forster borrowed $18,000 from a third party. The note accrued interest at 11.15% and was unsecured. The note was repaid on June 22, 2006.

In February 2006, Forster purchased a drilling rig from a related party for $1.2 million. Forster borrowed $800,000 from Sterling Bank on February 21, 2006 to partially pay for the rig. In February 2006, Forster issued 533,334 shares of common stock with a market value of $.75 per share to repay the $400,000 financed by the seller. The bank note incurred interest at an annual rate of prime plus 2% and was scheduled to mature on February 23, 2009. The bank loan was to be repaid in 35 monthly payments and was secured by the drilling rig. In August 2006, Forster sold the drilling rig (less certain parts removed from the rig) back to the related party from whom it was purchased for $1.2 million, resulting in a gain on sale of $199,950. Forster used a portion of the sales proceeds to pay the remaining bank loan balance of $244,478 on August 8, 2006.

In March 2006, Forster borrowed $71,000 from three related parties. A total of 1,000 shares of Forster common stock were issued to a related party as an inducement for the loan, resulting in a discount to the note payable of $1,400. No note agreements were entered into and the loans do not bear interest. As of November 30, 2006, the entire discount of $1,400 has been amortized and $11,000 had been repaid by Forster, leaving an unpaid balance of $60,000 at November 30, 2006.

As part of the reverse merger transaction on June 20, 2006 (see Note 4), Forster is required to pay the aggregate sum of $400,000 to Process’s two directors and executive officers in consideration for entering into an indemnification agreement with Forster and FTC.  One of the Process directors also serves as treasurer and director of Forster. No note agreement was entered into and the amounts owed do not bear interest. The notes were adjusted for a market rate of interest, which resulted in an additional discount of $47,382 to the notes payable to be amortized over the term of the notes as additional interest expense. The total amortization of this discount at November 30, 2006 was $18,576. As of November 30, 2006, a total of $40,000 of the $400,000 amount owed had been paid.

In July 2006, Forster borrowed $250,000 from third parties. These notes bear interest of 10%, are unsecured and were originally due August 25, 2006. These notes were convertible into Forster’s common stock at $1.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes.  Based on the guidance in SFAS 133 and EITF 00-19, Forster concluded the conversion option in the convertible notes were not required to be bifurcated or accounted for as derivatives.  Forster then evaluated the application of EITF’s 98-5 and 00-27 for the convertible notes.  Based upon the guidance in EITF’s 98-5 and 00-27, Forster concluded the conversion option was a beneficial conversion feature with intrinsic value. The conversion option had intrinsic value of $250,000 resulting in a discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. As of August 31, 2006, these notes were in default and the entire discount was expensed resulting in a carrying value for the notes payable of $250,000. As of November 30, 2006, $25,000 had been repaid, resulting in a remaining balance of $225,000 with the notes being in default. In February 2007, these notes were extended to a maturity date of November 30, 2007.

In July and August 2006, Forster borrowed $150,000 from a related party and issued the related party 12,500 shares of common stock as an inducement for the loan. The notes bear interest at 10%, are unsecured and had an original maturity date of August 31, 2006. The total proceeds were allocated between the notes payable and the common stock resulting in $121,500 allocated to the notes payable and $28,500 allocated to the common stock, resulting in a $28,500 discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. These notes were also convertible into Forster’s common stock at $1.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes and concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $121,500. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. The entire discount was expensed resulting in a carrying value for the notes payable of $150,000 at November 30, 2006. In February 2007, these notes were extended to a maturity date of November 30, 2007.

Proceeds	$150,000
Less: discount for common stock	(28,500)
discount for beneficial conversion feature	(121,500)
repayment of principal	-
Add: amortization of discount	150,000
Balance at November 30, 2006	$150,000

During September, October and November 2006, Forster borrowed $650,000 from third parties and $65,000 from related parties and issued a total of 266,500 shares of common stock to the parties. The third party notes bear interest of 12% and are unsecured. The related party notes are unsecured demand notes bearing an interest rate of $10%. The notes mature on November 30, 2007. The total proceeds were allocated between the notes payable and the common stock resulting in $327,168 allocated to the common stock and $387,832 allocated to the notes payable, resulting in a $327,168 discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method.

These notes were also convertible into Forster’s common stock at $2.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes and concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $387,832. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. As of November 30, 2006, $15,000 of the related party notes had been repaid. The total amortization of this discount at November 30, 2006 was $117,014. In February 2007, the related party notes were extended to a maturity date of November 30, 2007.

Proceeds	$715,000
Less: discount for common stock	(327,168)
discount for beneficial conversion feature	(387,832)
repayment of principal	(15,000)
Add: amortization of discount	117,014
Balance at November 30, 2006	$102,014

NOTE 8 - LONG TERM DEBT

Long term debt at November 30, 2006 consists of:

Note Payable to Independence Bank, collateralized by company vehicle, incurs interest at an annual rate of 8.5% and will mature on July 28, 2009,due in 36 monthly payments of approximately $935	$28,111
Note Payable to Daimler Chrysler, collateralized by company vehicle, incurs interest at an annual rate of 8.7% and will mature on June 6, 2011, due in 60 monthly payments of approximately $697.	31,520
Note Payable to Sterling Bank, collateralized by drilling rig, incurs interest at an annual rate of 9.3% and will mature on August 31, 2008, due in 23 monthly payments of approximately $20,625 plus accrued interest.	453,750
Note Payable to Sterling Bank, secured by a first lien deed of trust on Odessa real property, incurs interest at an annual rate of prime plus 1% and will mature on October 11, 2011, due in 59 monthly payments of approximately $1,333 plus interest and one balloon payment of $161,353 plus any unpaid accrued interest upon maturity	238,667
Note Payable to Independence Bank, collateralized by rig parts and an assignment of any contract receivables on the associated drilling rig, incurs interest at an annual rate of 11.25% and will mature on November 15, 2009, due in 36 monthly payments of approximately $10,208 plus interest	310,000
Total notes payable	1,062,048
Less current installments	(372,425)
Long-term debt	$ 689,623

Long-term debt maturing each year subsequent to November 30, 2006 is as follows:

2007	$ 372,425
2008	341,987
2009	144,621
2010	23,582
2011	179,433
2012 and thereafter	-
$1,062,048

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Forster is actively purchasing used rig component parts for refurbishment and assembly of highly capable drilling rigs.  At November 30, 2006, the Company had one drilling rig in the process of refurbishment and assembly, and had incurred approximately $1,300,000 out of an estimated total completion cost of $5,000,000 for this rig.

At November 30, 2006, Forster has either employment agreements or consulting agreements in place with 5 of its executive officers and certain key employees. Terms of these agreements range from one year to three years, provide for annual cash salaries per person up to $200,000, and include approximately 16,000 shares of common stock awarded monthly to two of these employees/consultants.

On February 1, 2006, Forster entered into a consulting agreement with a consulting firm who will provide best effort services to identify and attract potential investors for a cash fee of $4,000 per month. This agreement continues on a month-to-month basis until terminated by either party.

On May 1, 2006 Forster entered into an exclusive agreement with a securities firm in connection with a best efforts placement of one year convertible notes.  As part of this arrangement, the securities firm is entitled to receive five year warrants to purchase Forster shares at $2.00/share.  The warrants available under this agreement equal 7% of the gross amount of the notes placed.  At November 30, 2006 the securities firm had placed $425,000 of the convertible notes and, therefore, were issued warrants for 29,750 share of Forster stock. This agreement continues on a month-to-month basis until terminated by either party.

Forster and certain of its officers are currently defendants in a civil lawsuit alleging failure of defendants to pay compensation to plaintiffs for their work on behalf of the Company.  Plaintiffs seek unspecified actual and punitive damages.  The parties have exchanged written discovery information and have scheduled depositions, and arbitration is being evaluated.  Management has decided to vigorously defend this matter.  Forster does not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 10 - STOCKHOLDERS' EQUITY

For the twelve months ended November 30, 2006 Forster:

•	issued 581,058 shares of common stock valued at $1,589,678 for services rendered by consultants, officers, employees, and outside contractors.
•	issued 818,834 shares of common stock valued at $998,733 to repay debt.
•	sold 3,722,200 shares of common stock for cash proceeds of $2,986,369.
•	issued convertible notes with beneficial conversion features valued at $770,250, which resulted in a credit to additional paid in capital.
•	issued non-interest bearing notes to related parties which were discounted by $47,382, resulting in a credit to additional paid in capital.
•	converted 4 shares of preferred stock into 4 shares of common stock.

In March 2005, Forster issued 21,580,000 shares of common stock valued at $21,580 as founder’s shares and 10,000,000 shares of common as considering for drilling rig parts valued at $241,000.

From March 2005 through October 2005, Forster sold 2,530,000 shares of common stock to investors at $0.50 per share for aggregate proceeds of $1,265,000.

In October 2005, Forster issued 2,250,000 shares of common stock valued at $1,125,000 or $0.50 per share as consideration for services rendered.

In November 2005, Forster sold 137,999 shares of common stock to investors at $0.75 per shares for aggregate proceeds of $103,500.

From its inception through November 2005, a shareholder paid rent and utilities for the Company totaling $15,965. In September 2005, Forster issued 31,930 shares of common stock valued at $0.50 per share to repay the shareholder.

NOTE 11 - ISSUANCE OF COMMON STOCK WARRANTS

On November 30, 2006, Forster issued warrants to purchase 29,750 shares of the Company’s common stock to an unrelated consultant for services received during the year. The warrants are exercisable over a five-year period at an exercise price of $2.00 per share. None of the warrants had been exercised at November 30, 2006. In connection with the issuance of the warrants, Forster recorded on the date of issue the fair value of $41,214 as stock compensation expense in the statement of operations. The fair value of the warrants was determined using the Black-Scholes Method, with the following assumptions: zero dividend rate, 3.5% risk-free interest rate, estimated remaining life of 5 years, volatility of 71%, and a current market price of the common stock of $2.20 per share.

NOTE 12 - INCOME TAXES

Forster uses the liability method in accounting for income taxes, where deferred tax assets and liabilities are determined based upon the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the period from inception through November 30, 2006, Forster incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $5,055,527 at November 30, 2006, and will expire in 2026.

At November 30, 2006, deferred tax assets consisted of the following:

Deferred tax assets:
Deferred tax asset	$ (1,345,000)
Less valuation allowance	1,345,000
------------
Net Deferred tax assets	$ -

NOTE 13 - RELATED PARTY TRANSACTIONS

During the twelve months ended November 30, 2006, Forster leased the Odessa manufacturing facility and some manufacturing equipment from a key employee that is also a shareholder. In October 2006, Forster purchased the Odessa manufacturing facility from this related party (see Note 6). In February 2006, Forster purchased a drilling rig from this employee-shareholder for $1.2 million. Forster issued 533,334 shares of Forster common stock as partial payment for the drilling rig, with the remaining portion being paid in cash. In August 2006, Forster sold the drilling rig (less certain parts removed from the rig) back to the related party for $1.2 million (see Note 7). In addition to these transactions, during the fiscal year ended November 30, 2006, Forster incurred or paid the following amounts to this employee-shareholder: compensation of $111,075, rents of $ 63,867, and purchases of rig component parts $78,500.

During the twelve months ended November 30, 2006, Forster entered into loan agreements to borrow funds from numerous related parties (see Note 7).

In the reverse merger transaction with FDC and Process, two directors and executive officers of Forster (formerly Process) were significant shareholders in FDC. In addition, one of the Forster directors also serves as treasurer and director of Forster. As part of the reverse merger transaction, Forster is required to pay the aggregate sum of $400,000 to the two Forster directors and executive officers in consideration for entering into an indemnification agreement with Forster and FTC.

During the year ended November 30, 2006, Forster incurred consulting expenses of $160,000 charged by a firm owned by the brother of a stockholder.

During the fiscal year ended November 30, 2006, Forster incurred legal fees of $128,559 to a law firm who is also a shareholder.

NOTE 14 - CONCENTRATIONS

Forster provides two primary services in the oil and gas industry: 1) contract land drilling services and 2) refurbishment and sales of drilling rigs and rig parts. Forster’s refurbishment operations are located in Odessa, Texas. As of November 30, 2006, Forster provided contract drilling services to only one customer, with all activity taking place in New Mexico. As of November 30, 2006, approximately 100% of contract drilling revenues and 43% of total revenues were derived from one customer. In February 2007, Forster acquired another customer for contract drilling services in Arizona. Forster’s sales of drilling rigs and rig parts are derived from only a handful of customers and few transactions.

Forster operates in an industry experiencing significant demand and growth. Forster’s refurbishment operations are dependent upon the ability to acquire drilling rig parts and the necessary personnel. As of November 30, 2006, certain drilling rig parts and industry labor resources were high in demand and somewhat scarce. In addition, there have been escalations in the prices of certain drilling rig parts and industry labor pay rates. As of November 30, 2006, Forster had limited working capital which may create difficulties in obtaining the necessary drilling rig parts and labor to sustain its refurbishment operations.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to November 30, 2006, as of the date of this report, Forster issued the following stock:

•	45,000 shares of common stock to an officer for services provided in fiscal year 2006.

•	260,000 shares of common stock to a related party as a portion of the consideration paid in the purchase of the Odessa manufacturing facility (see Note 6).

•	6,500 shares of common stock to a related party as part of a note payable agreement during fiscal 2006.

•	150,000 shares of common stock to a consultant in exchange for 300,000 options granted in 2006 related to services provided during fiscal year 2006 (see Note 9).

•	50,000 shares of common stock to a related party consultant to settle a dispute regarding the termination of a contractual arrangement.

•	41,000 shares of common stock to a consultant in lieu of cash payment for services provided during fiscal 2006.

In December 2006, Forster entered into a loan agreement to borrow $1,700,000 from Independence Bank to purchase various rig parts and to pay off existing bank debt. The loan incurs interest at an annual rate of prime plus 3% and will mature on December 15, 2009. The loan is to be repaid in 36 monthly payments of approximately $55,990 and is secured by all drilling rig parts and work in process in connection with two Forster drilling rigs, all general intangibles, and an assignment of a customer drilling contract.

In February 2007, Forster entered into an agreement to purchase a drilling rig from Ridgeway Arizona Oil Corporation (“Ridgeway”) for a purchase price of $358,750. Forster borrowed $260,000 from Sterling Bank to partially pay for the rig. The bank loan incurs interest at an initial annual rate of 9.25%, to be adjusted annually to prime plus 1%, and will mature on February 16, 2010. The bank loan is to be repaid in 35 monthly payments of approximately $8,316 and is secured by the drilling rig. Forster entered into an agreement to pay Ridgeway the remaining $58,750 balance in cash on February 14, 2009. The note incurs interest at a rate of 6%. The loan is to be paid in two installments: accrued interest is to be paid on February 14, 2008 with the remaining interest and all principal to be paid on February 14, 2009. The principal and interest may be converted to Forster common stock at the negotiated rate of $2 per share at Ridgeway’s option at any time during the loan term.

On February 1, 2007, Forster entered into a drilling daywork contract with Ridgeway Arizona Oil Corp. for six wells to be drilled and completed on or before April 22, 2007. Ridgeway has the option to extend the contract for another four wells. The contractual daywork rate is $10,000 per day with standby time at the prevailing rate. As of March 12, 2007, Foster has not commenced drilling pursuant to this contract.

In February 2007, numerous note payable agreements were extended to have a maturity date of November 30, 2007 (see Note 7).

In February 2007, Forster borrowed $200,000 from a third party. The note incurs interest at a rate of 10% and was due in one lump sum on March 9, 2007. The note also provides for the lender to receive 50,000 shares of Forster common stock. As of the date of this report, the note had not been repaid and was in default but Forster is currently negotiating an extension of time to pay.

Subsequent to November 30, 2006, as of the date of this report, Forster borrowed $1,611,000 from third parties and issued a total 805,500 shares of common stock to the parties. The notes bear interest of 12%, are unsecured, and mature on November 30, 2007.

In December 2006, Forster repaid $50,000 of outstanding loans to three third party note holders. In addition, Forster issued 155,000 shares of Forster common stock in February 2007 to the same third party lenders, valued at a negotiated price of $1 per share, to repay approximately $155,000 of loan principal. The conversion rate is the same rate as contained in the original note agreement.

On December 1, 2006 Forster entered into a consulting agreement with an unrelated party to assist in developing market links as requested by Forster, including making strategic introductions to interested parties in the financial community.  The terms of the agreement is three months with an optional renewal for another nine months.  The consulting firm is to receive $2,500 cash per month and 10,000 shares per month during both the initial and any renewal periods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Mantyla McReynolds LLC (“Mantyla”) served as the Company’s independent accountants until July 2006, when we terminated our relationship with Mantyla and engaged Malone & Bailey, PC (“Malone”) to serve as our independent accountants. In January 2007, we replaced Malone with John M. James, CPA (“James”) who currently serves as our new independent accountant.

In connection with the audits for the fiscal years ended November 30, 2005 and 2004, and the review for the interim period up to and including May 31, 2006, there were no disagreements with Mantyla McReynolds LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Mantyla McReynolds LLC, would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

In connection with the review of the Company for the third quarter ended August 31, 2006, and for the subsequent interim period up to and including their dismissal, there were no disagreements with Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2006. In connection with his audit of Forster’s consolidated financial statements for the year ended November 30, 2006, our independent registered public accountant, Mr. John M. James, identified deficiencies that existed in the design or operation of our internal control over financial reporting that he considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected.”

The deficiencies in our internal control relate to: (i) equity transactions, specifically, the failure to properly record issuances of stock, and the failure to properly itemize equity transactions in the statement of stockholders’ equity; (ii) debt transactions, specifically, the failure to properly record beneficial conversion features and inducements;  (iii) general controls relating to acquisition of rig component parts, specifically establishing a budget for the purchase of component parts and labor, cost comparison relating to the acquisition of component parts, identification and confirmation of the receipt of component parts, and final approval of payment by appropriate personnel; and (iv) general controls relating to the approval and reimbursement process associated with travel expenses of our employees. The unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls over accounting for equity and debt transactions and related disclosures and our general budgeting and process controls in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Forster’s management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective, and Bud Najvar, our chief financial officer, has been designated the responsible party to coordinate the implementation and supervision process to address and remedy these deficiencies.

Other than those matters described above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Our current executive officers and directors are:

Name	Age	Position
F. E. Forster III	56	Chairman, Chief Executive Officer and President
Scott Thompson	56	Director, Secretary and Treasurer
Bud Najvar	49	Director and Chief Financial Officer
Fred Forster, Jr.	84	Director
M. Roxanne Cort	46	General Counsel

F. E. Forster III has served as the chief executive officer and chairman of the board of directors since March 2005. From 1998 to 2004, Mr. Forster engaged in several ventures related to land development, residential construction, self-storage facilities, retailing and gaming. Mr. Forster holds a BBA and an MBA from The University of Texas at Austin, and has taught accounting at The University of Texas -Permian Basin. Mr. Forster III is the son of Fred Forster, Jr.

Scott Thompson has served as secretary, treasurer and as a director since March 2005. From April 1993 to present, Mr. Thompson has served as president of Eurotrade Financial, Inc. From May 2005 to present, Mr. Thompson has served as a member of the board of directors of Oilsands Quest Inc. Mr. Thompson holds a BBA from The University of Texas at Austin and completed work at the Graduate School of Business at University of Texas at Austin.

Bud Najvar has served as chief financial officer since June 2006 and as a director since January 2006. From May 2002 to present, Mr. Najvar has served as a partner of Najvar & Najvar, CPA accounting firm. From May 2000 to May 2002, Mr. Najvar served as a senior tax manager at Margolis, Phipps & Wright, P.C.

Fred Forster, Jr. has served as a director since the closing of the Reorganization. Mr. Forster has been in the oil and gas business since 1988. Mr. Forster received a BS in Chemical Engineering from The University of Texas at Austin in 1948. Mr. Forster Jr. is the father of Fred Forster III.

M. Roxanne Cort has served as general counsel since June 2006. Ms. Cort served as an Assistant City Attorney, Defense Litigation Division, for the City of Houston, from 2003 to 2005. Ms. Cort was engaged in the private practice of law, specializing in civil litigation, probate and family law matters, from 1996 to 2003. From 1997 to 2003 she worked as a legislative aid to Texas House of Representative Ron Wilson. Ms. Cort holds a BS from John Jay College of Criminal Justice, New York, New York. She received her Juris Doctor from Texas Southern University and has completed half of the coursework towards a L.L.M in International Law.

Other than the relationship between Fred Forster, Jr. and Fred Forster III, there are no other family relationships.

Independence of Directors

None of the directors are independent as defined by Rule 10A-3 of the Exchange Act. The board has not established any committee and, accordingly, the board serves as the audit, compensation, and nomination committee. The board has determined that Mr. Najvar qualifies as a audit committee financial expert as defined in Item 407(d)(5) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for Mr. Najvar and Ms. Cort who were late reporting acquisitions of certain common stock, which acquisitions have now been reported on Form 5 filings.

Code of Ethics

The Company adopted a Code of Ethics that applies to all of its directors and officers. The Code was filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report filed in 2003. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 6371 Richmond Avenue, Suite 275, Attention: Roxanne Cort, Houston, Texas 77057.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables contain compensation data for our named executive officers. Mr. Silvey served as our chief executive officer until June 2006. Mr. Forster has served as our chief executive officer since Mr. Silvey’s resignation. Mr. Najvar has served as our chief financial officer since June 2006. Mr. Thompson has served as our secretary and treasurer since March 2005. Ms. Cort has served as our general counsel since June 2006.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
William Silvey	2006	--	--	--	--	--
	2005	--	--	--	--	--
	2004	--	--	--	--	--

F. E. Forster III	2006	58,000	--	--	--	58,000
	2005	28,500	--	--	--	28,500
	2004	--	--	--	--	--

Bud Najvar	2006	5,600	--	94,975	--	100,575
	2005	--	--	--	--	--
	2004	--	--	--	--	--

W. Scott Thompson	2006	149,000	--	--	11,513	160,513
	2005	32,000	--	--	3,308	35,308
	2004	--	--	--	--	--

M. Roxanne Cort	2006	119,435	--	--	7,200	126,635
	2005	32,310	--	--	--	32,310
	2004	--	--	--	--	--

Stock Options and Warrants

We have not issued any options or warrants to our employees, officers or directors.

Employment and Consulting Agreements

We have entered into employment and consulting agreements with the following named executive officers and a key employee:

Fred Forster, III. Mr. Forster’s employment agreement was executed in June 2006 and is for a period of three years. During the term of his employment, the Company is obligated to pay Mr. Forster a monthly car expense and an annual base salary of up to $200,000. Such salary is based upon the following: (i) $5,000 per month until the first rig is placed into drilling operations; and (ii) an additional $25,000 per year for each drilling rig placed into drilling operations, up to the maximum base salary of $200,000. His agreement does not contain any change of control provisions.

W. Scott Thompson. Mr. Thompson’s employment agreement was executed in June 2006, and is for a period of three years. During the term of his employment, Mr. Thompson is entitled to the following base salary compensation: (i) beginning June 1, 2006, $8,000 per month; (ii) beginning August 1, 2006, $10,000 per month; (iii) beginning December 1, 2006, $12,000 per month. Mr. Thompson is also entitled to a $1,200 monthly car allowance. His agreement does not contain any change of control provisions.

Bud Najvar. Mr. Najvar’s employment agreement was executed in June 2006, and is for a period of one year. During the term of his employment, Mr. Najvar is entitled to receive a base salary of $2,500 per month and a stock issuance of 22,500 shares of common stock per fiscal quarter. His agreement does not contain any change of control provisions.

M. Roxanne Cort. Ms. Cort’s consulting agreement as executed in March 2006 and is for a period of one year. Pursuant to her consulting agreement, Ms. Cort is entitled to the following base salary compensation: (i) beginning April 1, 2006, $8,000 per month; (ii) beginning August 1, 2006, $10,000 per month; (iii) beginning December 1, 2006, $12,000 per month. Ms. Cort is also entitled to $800 per month as a car allowance. Her agreement does not contain any change of control provisions.

Cullen Hudnall. Mr. Hudnall, a key employee, entered into a three-year employment agreement, as amended, with the Company in September 2005. Mr. Hudnall is entitled to a base salary of $150,000 per year. Mr. Hudnall is also entitled to stock bonuses in accordance with the following schedule: (i) on the first anniversary of when the first drilling rig commences drilling, 50,000 shares of common stock; (ii) on the second anniversary of when the first drilling rig commences drilling, 100,000 shares of common stock; and (iii) on the third anniversary of when the first drilling rig commences drilling, 150,000 shares of common stock. His agreement does not contain any change of control provisions.

Director Compensation

We do not compensate the members of our board of directors, but we do reimburse our directors for travel and lodging expenses in connection with their attendance at board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 6371 Richmond Ave., Suite 275, Houston, Texas 77057.
Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage Of Class
Beneficial Owners of more than 5%:
Forster Family Trust	19,177,000 (1)	45.6%
WLT Reification Trust	4,922,000 (2)	11.7%

Named Executive Officers and Directors:
F. E. Forster, III	19,277,062 (3)	45.8%
Fred Forster, Jr.	100,000	*
William A. Silvey, Jr.	2,429,269 (4)	5.8%
W. Scott Thompson	6,051,208 (5)	14.4%
Bud Najvar	165,000 (6)	*
M. Roxanne Cort	300,000	*
All directors & executive officers as a group (6 persons)	28,322,539 (7)	66.5%
___________________________
* Less than 1%

(1)	Robin French exercises voting and dispositive power over all shares beneficially owned by the Forster Family Trust.

(2)	Ron Wilson exercises voting and dispositive power over all shares beneficially owned by the WLT Reification Trust.

(3)
Includes (i) 19,177,000 shares of Company common stock held by the Forster Family Trust, of which Mr. Forster, III is the beneficiary and (ii) 100,000 shares of Company common stock owned by Mr. Forster III’s family members.

(4)
Includes (i) 535,000 shares of Company common stock owned by Mr. Silvey’s wife and (ii) 285,703 shares held by entities over which Mr. Silvey has either voting power, investment power, or beneficial ownership.

(5)
Includes (i) 963,650 shares of Company common stock which are owned either directly or indirectly by Mr. Thompson’s wife, (ii) 4,922,000 shares of Company common stock held by the WLT Reification Trust, of which Mr. Thompson is the beneficiary, and (iii) 21,426 shares of Company common stock held by an entity over which Mr. Thompson has shared voting and investment power.

(6)	Representing 120,000 shares owned by Bud Najvar’s wife.

(7)
Includes (i) 19,277,062 shares of Company common stock beneficially owned by Mr. Forster, III, (ii) 820,703 shares of Company common stock beneficially owned by Mr. Silvey, Jr., (iii) 5,907,076 shares of Company common stock beneficially owned by Mr. Thompson, and (iv) 120,000 shares of Company common stock beneficially owned by Mr. Najvar.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are certain related transactions with respect to the following: (i) Forster Tool before closing the Reorganization; (ii) Process before closing the Reorganization; (iii) the Company in connection with the Reorganization; and (iv) the Company after closing the Reorganization.

Pre-Reorganization - Forster Tool Transactions

In March 2005, Roxanne Cort received 300,000 shares of Forster Tool’s common stock for nominal consideration.

In October 2005, Forster Tool entered into a financial advisory agreement with Sand Hills Partners, LLC whereby Forster Tool is obligated to pay $66,000 for services rendered after February 28, 2006. Forster Tool engaged SH Celera Management Service, LLC, an affiliate of Sand Hills Partners, LLC to perform internal accounting services from April 2006 through November 2006 at a rate of $10,000 a month.

In July 2005, Forster Tool entered into a five year lease with CL Land and Cattle Trust with a monthly base rent of $3,500. The lease premises is located in Odessa, Texas and houses Forster’s manufacturing facility. CL Land and Cattle Trust granted to Forster Tool a right of first refusal to purchase the leased premises for $500,000, payable $240,000 in cash and 260,000 shares of common stock valued at $1.00 per share. Mr. Cullen Hudnall, an affiliate of Forster Tool, conveyed the lease premises to CL Land and Cattle Trust, of which Mr. Hudnall’s son, Wesley Hudnall, is the beneficiary of this irrevocable trust. Wesley Hudnall is an employed welder on a contract basis with Forster Tool earning approximately $8,000 a month. Forster Tool exercised its right to purchase the premises in October 2006.

In June 2005, Forster Tool purchased rig parts from C&D Equipment, of which Cullen Hudnall is an affiliate, for $161,250. C&D Equipment acquired the rig parts for approximately $150,000.

In August 2005, Forster Tool borrowed $5,000 from Cullen Hudnall and issued 500 shares of common stock as additional consideration. In January 2006, Forster Tool borrowed $10,500 from CL Land & Cattle Trust issued 105 shares of common stock as additional consideration. These notes bear a 10% annual interest rate and are due and payable on November 30, 2007.

In the first and second quarters of 2006, Forster Tool borrowed $15,000 from Emerald Isle Investments, LLC, an affiliate of Mr. Thompson, and issued 1,500 shares of common stock in connection therewith. These notes mature in November 2007. As of November 30, 2006, the remaining balance on these notes was $12,250. These notes bear a 10% annual interest rate and are due and payable on November 30, 2007.

In December 2005, Forster Tool borrowed an aggregate of $40,500 from Clear Creek Oil & Gas, Inc., an affiliate of Messrs. Thompson and Silvey, and Emerald Isle Investments, LLC, which notes accrued interest at an annual rate of 10%. The principal and accrued interest on the notes was paid off in full in fiscal 2006. Forster Tool also borrowed $15,000 from Dee Williamson, the wife of Mr. Forster III, and issued 1500 shares of common stock as additional consideration. As of November 30, 2006, this note, bearing a 10% annual interest rate, had an outstanding balance of $9,800, which is due and payable on November 30, 2007.

In January 2006, Forster Tool issued Mr. Thompson and his affiliates an aggregate of 15,600 shares of common stock in exchange for $11,420.

In February 2006, Forster Tool purchased a drilling rig from Cullen Hudnall and CL Land & Cattle Trust, an affiliate of Mr. Hudnall, for a total purchase price of $1.2 million, including $800,000 paid in cash and 533,334 shares of common stock issued valued at $400,000. The board of directors believes this to be a fair price, although no independent valuation report was obtained. Forster Tool sold the drilling rig back to Mr. Hudnall for $1.2 million, but retained certain oil rig parts valued at approximately $200,000.

In March 2006, Forster Tool borrowed $50,000 from W. Scott Thompson, which bears no interest and is due and payable on November 30, 2007. Forster Tool also borrowed $11,000 from Clear Creek Oil & Gas, Inc, which was paid in full as of November 30, 2006.

In June 2006, Forster Tool issued Cullen Hudnall 133,667 shares of common stock valued at $1.00 per share to cancel $233,667 of debt loaned to Forster Tool in fiscal 2006.

Pre-Reorganization - Process Transactions

In April 2005, we issued 320,000 shares of common stock to Mr. Thompson and his nominees, 360,000 shares of common stock to Mr. Silvey and his nominees, and 70,000 shares of common stock to the spouse of Mr. Najvar; each issued for nominal consideration.

Reorganization-related

Pursuant to the Reorganization, Messrs. Thompson and Silvey agreed to indemnify us for any claim resulting from any misstatement, omission, or any breach of any representation, warranty or covenant by Process or certain Process shareholders in the Reorganization Agreement. We incurred an obligation to pay Messrs. Thompson and Silvey an aggregate of $500,000 at the closing of the Reorganization for such indemnification, of which $100,000 was paid to discharge Process expenses, $40,000 was paid to Messrs. Thompson and Silvey, and $360,000 is due and payable on November 30, 2007.

In connection with the Reorganization, (i) Mr. Forster, Jr., Mr. Forster, III and the Forster Family Trust exchanged an aggregate of 19,377,062 shares of Forster common stock acquired for nominal consideration for 19,377,062 shares of our common stock, (ii) Mr. Thompson and the WLT Reification Trust exchanged an aggregate of 6,051,208 shares of Forster common stock acquired for nominal consideration for 6,051,208 shares of our common stock, (iii) the spouse of Mr. Najvar exchanged 50,000 shares of Forster common stock acquired for nominal consideration for 50,000 shares of our common stock, (iv) Sand Hills Partners, LLC exchanged 2,000,000 of Forster common stock acquired for nominal consideration for 2,000,000 shares of our common stock, and (v) Brewer & Pritchard, P.C. exchanged 250,000 shares of Forster common stock acquired for nominal consideration for 250,000 shares of our common stock.

Post-Reorganization

In the third and fourth quarters of 2006, Forster issued various promissory notes to Clear Creek Oil & Gas, Inc., an affiliate of Messrs. Thompson and Silvey, in the aggregate amount of $175,000 and issued 17,500 shares of common stock in connection therewith. Each of the notes bears a 10% annual interest rate and are due and payable on November 30, 2007.

In September 2006, Forster issued promissory notes to Emerald Isle Investments, LLC in the amount of $40,000 and issued 4,000 shares of common stock in connection therewith.  As of November 30, 2006, the remaining balance on the notes, bearing a 10% annual interest rate, was $25,000, which is due and payable on November 30, 2007.

During the 2006 fiscal year, we incurred (i) legal fees of approximately $129,000 to Brewer & Pritchard P.C. who is also a shareholder, and (ii) consulting fees of $160,000 to a firm owned by the brother of a stockholder, paid through the issuance of 50,000 shares of common stock, $30,000 in cash and a $30,000 note outstanding as of the date of this annual report.

ITEM 13. EXHIBITS.

(a) The following exhibits are to be filed as part of this 10-K:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
2	Agreement and Plan of Reorganization (1

3.1	Initial Articles of Incorporation (2)

3.2	Certificate of Amendment (3)

3.3	Bylaws (4)

3.4	Articles of Amendment (5)

3.5	Amended Bylaws (6)

3.6	Amended and Restated Articles of Incorporation (7)

10.1	Employment Agreement with F.E. Forster III (8)

10.2	Employment Agreement with W. Scott Thompson (9)

10.3	Employment Agreement with Bud Najvar (10)

10.4	Consulting Agreement with M. Roxanne Cort

10.5	Employment Agreement with Cullen Hudnall

14	Code of Ethics (11)

21	List of the Company’s Subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Financial Officer

______________________________

(1) Filed as an exhibit to the Company’s Form 8-K dated June 22, 2006 and incorporated by reference herein.
(2) Filed as an exhibit to the Company’s Form 10-SB dated January 5, 2000 and incorporated by reference herein.
(3) Filed as an exhibit to the Company’s Form 10-SB dated January 5, 2000 and incorporated by reference herein.
(4) Filed as an exhibit to the Company’s Form 10-SB dated January 5, 2000 and incorporated by reference herein.
(5) Filed as an exhibit to the Company’s Form 10-KSB for the year ended November 30, 2001 and incorporated by reference herein.
(6) Filed as an exhibit to the Company’s Form 8-K dated January 14, 2005 and incorporated by reference herein.
(7) Filed as an exhibit to the Company’s Form 8-K dated April 27, 2005 and incorporated by reference herein.
(8) Filed as an exhibit to the Company’s Form 8-K dated June 22, 2006 and incorporated by reference herein.
(9) Filed as an exhibit to the Company’s Form 8-K dated June 22, 2006 and incorporated by reference herein.
(10) Filed as an exhibit to the Company’s Form 8-K dated June 22, 2006 and incorporated by reference herein.
(11) Filed as an exhibit to the Company’s Form 10-KSB for the year ended November 30, 2003 and incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services rendered were rendered by James and Malone for the fiscal year ended November 30, 2006 and by Mantyla for the fiscal year ended November 30, 2005. The aggregate fees for each of those years were as follows:

Description	2006	2005

Audit fee	$ 86,369	$4,750
Audit-related fees	-	-
Tax fees	-	-
All other fees

Audit fees for the fiscal years ended November 30, 2006 and 2005 represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the audit committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Board of Directors has considered the role of James in providing services to us for the fiscal year ended November 30, 2006 and has concluded that such services are compatible with James’ independence as the Company’s auditors.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2007.

Forster Drilling Corporation

By: /s/ F.E. Forster III
F. E. Forster III, Chief Executive Officer

                                ___________________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature    Title     Date

    /s/ F.E. Forster III        Chairman of the Board and      March 15, 2007
    F. E. Forster III          Chief Executive Officer

    /s/ Bud Najvar          Chief Financial Officer, Director    March 15, 2007
    Bud Najvar            and Principal Accounting Officer

    /s/ W. Scott Thompson     Director, Secretary and Treasurer   March 15, 2007
    W. Scott Thompson

    /s/ Fred Forster, Jr.       Director                  March 15, 2007
    Fred Forster, Jr.