Form 10QSB
period 2007-02-28
FORSTER DRILLING CORP
filed 2007-04-23
CIK 744667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Former Name: Not Applicable

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

The Registrant’s common stock outstanding as of March 9, 2007, was 45,475,945 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Forster Drilling Corporation

PART I

ITEM 1. FINANCIAL STATEMENTS

The Condensed Financial Statements of Forster Drilling Corporation required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Condensed Financial Statements fairly present the financial condition of Forster Drilling Corporation.

FORSTER DRILLING CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
February 28,
ASSETS	2007

Current assets:
Cash and cash equivalents	$-
Trade accounts receivable, net	-
Prepaid insurance and other	237,459

Total current assets	237,459

Land	180,335
Building	323,665
Drilling rig and related equipment	5,481,608
Transportation, office and other equipment	500,852
Construction in progress: drilling rigs and related equipment	3,388,473
Total fixed assets	9,874,933
Accumulated depreciation	(205,858)
Net fixed assets	9,669,075

Other assets	119,460

Total assets	$10,025,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable, net of unamortized discount	$803,205
Notes payable to related parties	570,078
Current portion of long-term debt	624,902
Accounts payable, including cash overdraft of $28,868	1,304,877
Taxes payable	505,047
Accrued liabilities	163,725
Deferred revenue	823,338
Advances from stockholders	17,940
Total current liabilities	4,813,112

Long term debt, net of current maturities	1,604,456

Total liabilities	6,417,568

Stockholders’ equity:
Preferred stock, $0.25 par value per share, 12,500,000 shares authorized, 5,831 issued and outstanding	1,458
Common stock, $0.002 par value per share, 100,000,000 shares authorized, 44,864,121 outstanding	89,718
Additional paid-in capital	11,364,278
Accumulated deficit	(7,847,028)
Total stockholders’ equity	3,608,426
Total liabilities and stockholders’ equity	$10,025,994

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended February 28, 2007 and 2006
(Unaudited)

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006
		(Predecessor)

REVENUES:
Contract drilling revenues	$1,430,880	$-
Sales of rigs and component parts	-	266,000
Total revenues	1,430,880	266,000

COST OF SALES:
Contract drilling revenues	782,962	-
Sale of rigs and component parts	-	112,000
Total cost of sales	782,962	112,000

GROSS PROFIT	647,918	154,000

Operating expenses:
Rig refurbishment and related expenses	51,883	129,685
Depreciation and amortization expense	133,736	2,790
Taxes	7,709	-
Consulting and professional fees	434,757	-
Other general and administrative expenses	414,667	226,777
Total operating expenses	1,042,752	359,252

OPERATING LOSS	(394,834)	(205,252)

Other expenses:
Cost of reverse merger	-	-
Loss on settlement of debt	-	-
Other Expenses	2,100	-
Interest expense	441,309	20,557

NET LOSS	$(838,243)	$(225,809)

Basic and diluted net loss per share	$(0.02)	$ N/A

Weighted average common shares outstanding	40,448,101	N/A

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
November 30, 2006 through February 28, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In
	Shares	Par	Shares	Par	Capital	Accumulated Deficit	Total

Balance November 30, 2006	5,831	$1,458	44,228,525	$88,458	$10,246,581	$(7,008,785)	$3,327,712

Shares issued for services	-	-	52,500	105	108,520	-	108,625
Shares issued with new loans	-	-	408,400	817	835,331	-	836,148
Shares issued for converted debt	-	-	168,865	338	165,525	-	165,863
Warrants	-	-	-	-	8,321	-	8,321
Net loss	-	-	-	-	-	(838,243)	(838,243)

Balance November 30, 2006	5,831	$1,458	44,858,290	$89,718	$11,364,278	$(7,847,028)	$3,608,426

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended February 28, 2007 and 2006
(Unaudited)

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006
		(Predecessor)
Cash flows from operating activities:
Net loss	$(838,243)	$(225,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	108,625	36,000
Amortization of beneficial conversion feature	153,939	-
Amortization of debt discount	210,916	16,092
Depreciation	133,734	2,790
Interest paid with common stock	3,770	-
(Increase) Decrease in accounts receivable	200,000	13,411
Increase in prepaids	91,256	-
Increase in other assets	(30,612)	(3,371)
Increase in accounts payable	315,205	(3,208)
Increase in deferred revenue	9,120	-
Increase in accrued expenses & other liabilities	151,608	51,179
Settlement of payable with issuance of stock	7,092	-
Non cash warrants	8,321	-
Net cash used in operating activities	524,731	(112,916)

Cash flows from investing activities:
Purchases of fixed assets	(3,070,224)	(1,237,084)
Net cash used in investing activities	(3,070,224)	(1,237,084)

Cash flows from financing activities:
Proceeds from sale of common stock	-	411,718
Proceeds from related party borrowings	-	52,782
Proceeds from third party borrowings	3,114,750	908,000
Advances from customers	480,000	-
Payments on related party borrowings	(60,000)	(12,500)
Payments on third party borrowings	(1,013,536)	(10,000)
Net cash provided by financing activities	2,521,214	1,350,000

Increase (decrease) in cash and cash equivalents	(24,279)	-
Cash and cash equivalents, beginning of period	24,279	-
Cash and cash equivalents, end of period	$-	$-

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	28,561	-
Non-cash investing and financing activities:
Paid debt with common stock	805,500	400,000
Purchased drilling rig parts with note payable to seller	58,750	400,000
Discount on notes payable	527,800	-
Discount of notes for beneficial conversion feature	552,813	10,218

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
Notes to Consolidated Financial Statements
February 28, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Forster Drilling Corporation (“Forster”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-KSB filed on March 15, 2007 and incorporated herein by reference. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Forster incurred a net loss of $838,243 during the three months ended February 28, 2007 and had a working capital deficit of $(4,575,653) as of February 28, 2007. These conditions raise substantial doubt as to Forster's ability to continue as a going concern. Management is attempting to raise additional capital through anticipated debt and equity offerings. The financial statements do not include any adjustments that might be necessary if Forster is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

During the three months ended February 28, 2007, Forster borrowed $896,000 from third parties issuing a total 358,400 shares of common stock as part of securing the notes. The notes are unsecured and bear an interest rate of 12% with $571,000 maturing on November 1, 2007 and the remaining $325,000 maturing February 1, 2008. The total proceeds were allocated between the notes payable and the common stock resulting in $396,615 allocated to the common stock and $499,385 allocated to the notes payable resulting in a $396,615 discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method.

These notes are also convertible into Forster’s common stock at $2.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes. Based on the guidance in SFAS 133 and EITF 00-19, Forster concluded the conversion option in the convertible notes were not required to be bifurcated or accounted for as derivatives. Forster then evaluated the application of EITF’s 98-5 and 00-27 for the convertible notes. Based on the guidance in EITF’s 98-5 and 00-27, Forster concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $382,390. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method.

Proceeds	$896,000
Less: discount for common stock	(396,615)
discount for beneficial conversion feature	(382,390)
repayment of principal	(0)
Add: amortization of discount	132,354
Balance at February 28, 2007	249,349
Less: related party portion	( -)
Third party portion at February 28, 2007	$249,349

During September, October and November 2006, Forster borrowed $650,000 from third parties and $65,000 from related parties and issued a total of 266,500 shares of common stock to the parties. The third party notes bear interest of 12% and are unsecured. The related party notes are unsecured demand notes bearing an interest rate of 10%. The notes mature on November 1, 2007. The total proceeds were allocated between the notes payable and the common stock resulting in $327,168 allocated to the common stock and $387,832 allocated to the notes payable, resulting in a $327,168 discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method.

These notes were also convertible into Forster’s common stock at $2.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes and concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $387,832. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. As of February 28, 2007, $15,000 of the related party notes had been repaid. The total amortization of this discount at February 28, 2007 was $281,038. In February 2007, the related party notes were extended to a maturity date of November 30, 2007.

Proceeds	$715,000
Less: discount for common stock	(327,168)
discount for beneficial conversion feature	(387,832)
repayment of principal	(15,000)
Add: amortization of discount	281,038
Balance at February 28, 2007	$266,038
Less: related party portion	(50,000)
Third party portion at February 28, 2007	$216,038

In February 2007, unsecured notes held by unrelated parties totaling $155,000 were converted into Forster stock at $1.00 per share. The accrued but unpaid interest due on the notes was converted into Forster stock at $1.00 as well. The notes converted were part of original notes borrowed in July 2006. As of November 30, 2006, $25,000 had been repaid on the notes. During the first quarter ended February 28, 2007, additional repayments of $65,000 were paid leaving a balance due, after conversion, on these notes as of February 28, 2007 of $5,000.

As part of the reverse merger transaction on June 20, 2006, Forster is required to pay the aggregate sum of $400,000 to Process’s two directors and executive officers in consideration for entering into an indemnification agreement with Forster and FTC.  One of the Process directors also serves as treasurer and director of Forster. No note agreement was entered into and the amounts owed do not bear interest. The notes were adjusted for a market rate of interest, which resulted in an additional discount of $47,382 to the notes payable to be amortized over the term of the notes as additional interest expense. The total amortization of this discount at February 28, 2007 was $29,910. As of February 28, 2007, a total of $75,000 of the $400,000 amount owed had been paid.

 On July 13, 2006, Forster borrowed $25,000 from a related party. The note was unsecured with an interest rate of 10%. The entire balance of this note was paid off in the first quarter of 2007.

In December 2006, Forster entered into a loan agreement to borrow $1,700,000 from Independence Bank to purchase various rig parts and to pay off existing bank debt in the amount of $763,750 plus accrued interest. The loan incurs interest at an annual rate of prime plus 3% and will mature on December 15, 2009. The loan is to be repaid in 36 monthly payments of approximately $55,990 and is secured by all drilling rig parts and work in process in connection with two Forster drilling rigs, all general intangibles, and an assignment of a customer drilling contract.

On February 6, 2007, Forster borrowed $200,000 from an unrelated party. The note bears an interest rate of 10% and is unsecured. The note is guaranteed by an officer of the company. The note was originally due March 9, 2007 but has been extended until May 6, 2007 at which time all principal and accrued interest is due. As part of the loan, the note holder is to be provided 50,000 shares of Forster common stock resulting in a charge to the income statement of $57,143 as interest expense.

On February 16, 2007, Forster entered into a loan agreement to borrow $260,000 from Sterling Bank to purchase an Ingersoll-Rand 4000 rig, drill pipe and a trailer. The note bears an interest rate of Wall Street prime plus 1% and will mature on February 16, 2010. The loan is collateralized by the rig and equipment purchased. The loan is to be repaid in 36 monthly payments of approximately $8,316 including interest.

As part of the purchase of the Ingersoll-Rand 4000 rig, Forster agreed to a note with the seller in the amount of $58,750. The note bears an interest rate of 6% per annum. The principal amount of the loan is due February 14, 2009 with interest payable annually. The loan can be converted at any time during the loan term into common shares of Forster stock at $2.00 per share.

NOTE 4 - LONG TERM DEBT

Long term debt at February 28, 2007 consists of:

Note Payable to Independence Bank, collateralized by company vehicle, incurs interest at an annual rate of 8.5% and will mature on July 28, 2009, due in 36 monthly payments of approximately $935.	$ 25,135
Note Payable to Daimler Chrysler, collateralized by company vehicle, incurs interest at an annual rate of 8.7% and will mature on June 6, 2011, due in 60 monthly payments of approximately $697	30,095
Note Payable to Sterling Bank, collateralized by drilling rig #41, incurs interest at an annual rate of Wall Street Prime plus one percentage point (currently 9.25%) and will mature on February 16, 2010 due in 36 monthly payments of approximately $8,316 including interest	260,000
Note Payable to Ridgeway Petroleum Corporation, unsecured, incurs an annual interest rate of 6% and is due and payable on February 14, 2009	58,750
Note Payable to Sterling Bank, secured by a first lien deed of trust on Odessa real property, incurs interest at an annual rate of prime plus 1% and will mature on October 11, 2011, due in 59 monthly payments of approximately $1,333 plus interest and one balloon payment of $161,353 plus any unpaid accrued interest upon maturity	234,667
Note Payable to Independence Bank, collateralized by rigs and rig parts and an assignment of any customer contract on the drilling rigs, incurs interest at a rate of Wall Street prime plus 3 percentage points (currently 11.25%) and will mature on December 15, 2009, due in 36 monthly payments of approximately $10,208 plus interest when the entire remaining unpaid balance is then due	1,620,711
Total notes payable	2,229,358
Less current installments	(624,902)
Long-term debt	$ 1,604,456

Long-term debt maturing each subsequent twelve month period is as follows:

February 28, 2008	$ 624,902
2009	755,723
2010	651,085
2011	23,105
2012	174,543
2013 and thereafter	-
$2,229,358

NOTE 5 - STOCKHOLDERS EQUITY

At November 30, 2006, Forster had 5,831 shares of preferred stock and 44,228,527 shares of common stock outstanding. At February 28, 2007, Forster had 5,831 shares of preferred stock and 44,808,292 shares of common stock.

For the three months ending February 28, 2007 Forster issued the following shares:

•	52,500 shares resulting in a charge to the income statement of $106,625
•	168,865 shares in payment of outstanding debt and related interest

•	Issued convertible notes requiring 358,400 shares and beneficial conversion features totaling $779,005 resulting in a charge to additional paid in capital

NOTE 6-COMMITMENTS AND CONTINGENCIES

At February 28, 2007, Forster has either employment agreements or consulting agreements in place with 5 of its executive officers and certain key employees. Terms of these agreements range from one year to three years, provide for annual cash salaries per person up to $200,000, and include approximately 16,000 shares of common stock awarded monthly to two of these employees/consultants.

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

Forster and certain of its officers are currently defendants in a civil lawsuit alleging failure of defendants to pay compensation to plaintiffs for their work on behalf of the Company.  Plaintiffs seek unspecified actual and punitive damages.  The parties have exchanged written discovery information and depositions, and arbitration is being evaluated.  Management has decided to vigorously defend this matter.  Forster does not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On December 1, 2006, Forster entered into a consulting agreement with a consulting firm to provide marketing and other business related services. The initial term is for three months and the consultant’s fee for the initial term is $2,500 cash and 10,000 shares of common stock each month. The contract has not been terminated as of 2/28/07 and will be effective under the terms of the agreement for an additional nine months. The fee for the additional nine months is $2,500 cash and 10,000 shares of common stock each month.

NOTE 7 - CONCENTRATIONS

Forster provides two primary services in the oil and gas industry: 1) contract land drilling services and 2) refurbishment and sales of drilling rigs and rig parts. Forster’s refurbishment operations are located in Odessa, Texas. As of February 28, 2007, Forster provided contract drilling services to only one customer, with all activity taking place in New Mexico. As of February, 100% of contract drilling revenues and total revenues were derived from one customer. In February 2007, Forster signed a contract with another customer for contract drilling services in Arizona. Forster’s sales of drilling rigs and rig parts are derived from only a handful of customers and few transactions and no sales occurred in the quarter ending February 28, 2007.

Forster operates in an industry experiencing significant demand and growth. Forster’s refurbishment operations are dependent upon the ability to acquire drilling rig parts and the necessary personnel. As of February 28, 2007, certain drilling rig parts and industry labor resources were high in demand and somewhat scarce. In addition, there have been escalations in the prices of certain drilling rig parts and industry labor pay rates. As of February 28, 2007, Forster had limited working capital which may create difficulties in obtaining the necessary drilling rig parts and labor to sustain its refurbishment operations.

NOTE 8 - SUBSEQUENT EVENTS

On April 9, 2007, Forster entered into a loan agreement with Independence Bank in the amount of $230,000. The loan is secured by two CAT engines purchased for Rig #12 with the loan proceeds. The loan bears a variable interest rate at Wall Street prime plus three percentage points (an initial rate of 11.25%) and is an installment loan due and payable over a period ending December 9, 2009.

Subsequent to February 28, 2007, as of the date of this report, Forster borrowed $700,000 from third parties and must issue a total 280,000 shares of common stock to the note holders. The notes bear interest of 12%, are unsecured, and mature on February 1, 2008 and have a conversion feature at $2.00 per share.

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

Overview

We are in the business of refurbishing land drilling rigs and deploying them for use by oil and natural gas producers. Currently, we provide contract land drilling services to an oil and gas company in New Mexico. We are building our fleet of land rigs, and have (i) one rig completely refurbished and deployed to provide drillings services for Chesapeake Energy (“Chesapeake”) pursuant to a daywork contract, (ii) a second rig recently acquired and ready to be deployed in April 2007 to provide drilling services for Ridgeway Arizona Oil Corp. (“Ridgeway”) pursuant to a daywork contract, (iii) a third rig in which we are in the process of purchasing component parts/refurbishing/assembling for anticipated deployment in a few months, and (iv) miscellaneous component parts for future rigs we plan to acquire additional components for, refurbish, assemble and deploy. In addition to providing drilling services, we intend to provide the crews and equipment used in the operation of these drilling rigs. We believe that there is a scarcity of land drilling rigs currently available for use, and that our ability to refurbish drilling rigs will allow us to meet market demand before new drilling rigs are built and enter the market.

Our business strategy is focused on the re-manufacturing and deployment of drilling rigs. Re-manufacturing includes the refurbishment and renovating of used drilling parts and the assembly of the parts to complete a drilling rig. We are marketing our drilling services to oil and natural gas exploration and production companies operating in Arizona, New Mexico and Texas. We believe that there exists a current demand for land drilling rigs. Our goal is to provide our refurbished drilling rigs to the market before newly manufactured rigs reach the market. We believe that manufacturing capacity for drilling rigs is currently low which has led to a current backlog of newly manufactured rigs. We also believe the high demand for and the low supply of drilling rigs presents a business opportunity for those companies who can move drilling rigs quickly into the market.

Recent Transactions

In June 2006, we entered the oil and gas industry through the acquisition of all of the capital stock of Forster Tool & Supply, Inc., a Nevada corporation (“Forster Tool”), in exchange for 40,055,463 shares of our stock, which represented approximately 95% of our issued and outstanding shares of common stock at the time of the closing (“the Reorganization”). In connection with the Reorganization, we changed our name to Forster Drilling Corporation. Forster Tool was organized in March 2005 and has operated in the oil and gas industry, primarily remanufacturing and refurbishing drilling rigs and drilling rig parts, since its inception. As a result of the Reorganization, Forster Tool became our wholly owned subsidiary and our financial statements became those of Forster Tool. In June 2006, we organized two additional wholly-owned subsidiaries: (i) Forster Drilling Inc., a Texas corporation, to conduct our U.S. land based contract drilling activities and (ii) Forster Exploration & Production, Inc., a Nevada corporation, to conduct our U.S. based exploration and production activities. Any and all reference to “Forster”, the “Company,” “we,” “our” or “us” means Forster Drilling Corporation collectively with each of the three subsidiaries.

Results of Operations

Revenues increased from $266,000 to $1,430,880 for the three months ended February 28, 2007, as a result of contract drilling operations.

Total operating expenses increased from $359,252 to $1,824,489 for the three months ended February 28, 2007, reflecting increased business operations in the field and in our corporate office. Rig refurbishment and related expenses decreased from $129,685 to $51,883. Consulting and professional fees increased from $0 to $434,757. Other general and administrative expenses increased from $226,777 to $603,996, as a result of contract drilling operations.

Net loss increased from $225,809 to $838,243.

Liquidity

Historical Financial Data

At February 28, 2007, we had total assets of $10,025,994, total liabilities of $6,417,568, and a working capital deficit of $4,040,266. We believe that we will need to raise a minimum of $4,850,000 million to fund our working capital needs through fiscal 2007 to retire approximately $4.3 million of indebtedness, fund the completion of Rig 12 anticipated to cost $550,000, and to fund additional working capital needs; assuming that we have two drilling rigs deployed in the field and generating revenue pursuant to the current dayrate drilling contracts from April through November 2007. We currently have sufficient cash on hand to fund operations through mid May 2007.

Credit Facilities and Outstanding Debt

As of February 28, 2007, we had approximately $2,170,608 in outstanding bank debt. The debt is represented by the following: (i) a note with a current balance of $30,095, which bears an interest rate of 8.7% compounded monthly, requires a monthly principal and interest payment of approximately $700 and matures in June 2011; (ii) a note with a current balance of $25,135, which bears an interest rate of 8.5%, requires monthly principal and interest payments of approximately $935 and matures in July 2009; (iii) a note with a current balance of $234,667, which bears an interest rate of prime plus 1%, requires monthly principal payments of approximately $1,333 plus interest with a $161,353 final balloon payment due in October 2011; (iv) a bank loan with a current balance of $1,620,711, which bears an initial variable interest rate of prime plus 3% and requires us to make monthly principal and interest payments of approximately $55,990, matures in December 2009 and is secured by one of our drilling rigs; (v) a $260,000 note from a financial institution, which note bears an annual interest rate of Wall Street Prime plus one  percentage point (currently 9.25%), matures in February 2010, requires monthly principal and interest payments of approximately $8,316, and is secured by one of our drilling rigs.

In February 2007, Forster entered into an agreement to purchase a drilling rig from Ridgeway Arizona Oil Corporation for a purchase price of $358,750, of which $260,000 has been paid. Forster entered into an agreement to pay Ridgeway the remaining $58,750 balance in cash on February 14, 2009.

As of February 28, 2007, Forster had a total of $1,546,000 in subordinated convertible debt, and issued 618,400 shares of common stock as additional consideration. These notes obligate us to make quarterly interest payments in cash or stock at the discretion of the investor, bear a 12% interest rate per annum and have a conversion price of $2.00 per share. Forster has granted certain piggy back registration rights in connection with these notes. These notes mature twelve months from the date of the borrowing.

Need for Additional Capital

We will need to raise additional capital to meet our general and administrative needs for the next twelve months. We anticipate that we will need an additional $550,000 in order to complete the refurbishment of Rig No. 12 and a significant additional amount in order to complete the refurbishment of additional rigs. We will use our best efforts to obtain equity or debt financing to fund operations. The Company has no firm commitments or arrangements for external financing to fund operations. We provide no assurance that we will be successful in any future financing effort to obtain the necessary working capital to support our operations. Our viability is contingent upon our ability to receive external financing. Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Contractual Commitments

A tabular disclosure of our contractual obligations at February 28, 2007, is as follows:

Payments due by period
Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

Credit Facilities……………………..	$3,096,270	$1,406,808	$197,648	-

Operating Leases…………………...	(1)	-	-	-

Employment and consulting contracts (2)………………....	$ 627,000	$ 536,000	-	-

Total……………………….....	$3,723,270	$1,942,808	$197,648	-

(1) Substantially all of our operating leases are on a month-to-month basis and, accordingly, the expenses are not included in this table.

(2) Reflects cash obligations.

Off-Balance Sheet Arrangements

As of February 28, 2007, the Company had no off-balance sheet arrangements.

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

Revenue Recognition

Forster’s revenue is derived from the provision of contract drilling services and sales of drilling rig and rig parts. Forster earns contract drilling revenue currently under the day-work contracts. Revenues on day-work contracts are recognized based on the days completed at the day-rate each contract specifies. Mobilization revenues and costs to arrive at the initial well site for day-work contracts are deferred and recognized over the term of the contract. Revenues on sales of drilling rigs and rig parts are recognized upon delivery of the drilling rigs and rig parts.

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

Share-Based Payments.

Forster adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” which establishes accounting for transactions in which an entity exchanges its equity instruments for goods and services. We utilize the Black-Scholes option pricing model to estimate the fair value of stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2007. The Company’s Chief Executive Officer and Chief Financial Officer have identified deficiencies that existed in the design or operation of our internal control over financial reporting that they considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal control relate to: (i) equity transactions, specifically, the failure to properly record issuances of stock, and the failure to properly itemize equity transactions in the statement of stockholders’ equity; (ii) debt transactions, specifically, the failure to properly record beneficial conversion features and inducements;  (iii) general controls relating to acquisition of rig component parts, specifically establishing a budget for the purchase of component parts and labor, cost comparison relating to the acquisition of component parts, identification and confirmation of the receipt of component parts, and final approval of payment by appropriate personnel; and (iv) general controls relating to the approval and reimbursement process associated with travel expenses of our employees. The unrecorded transactions and disclosure deficiencies were detected in the review process and have been appropriately recorded and disclosed in Form 10-KSB and in this Form 10-QSB. We are in the process of improving our internal controls over accounting for equity and debt transactions and related disclosures and our general budgeting and process controls in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies were disclosed to our audit committee at year end. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Forster’s management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective, and our Chief Financial Officer has been designated the responsible party to coordinate the implementation and supervision process to address and remedy these deficiencies.

Changes in Internal Control Over Financial Reporting

There has been no significant change in Forster Drilling’s internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, Forster Drilling’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, subsequent to the first quarter ended February 28, 2007.

Subsequent to February 28, 2007, Forster borrowed $700,000 from third parties and must issue a total 280,000 shares of common stock to the note holders. The notes bear interest of 12%, are unsecured, and mature on February 1, 2008 and have a conversion feature at $2.00 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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
                     F. E. Forster, III, Chief Executive Officer

                     Date: April 23, 2007

Signature        Title         Date

/s/ F. E. FORSTER, III          Chairman of the Board and            April 23, 2007
F. E. Forster, III              Chief Executive Officer

/s/ BUD NAJVAR            Chief Financial Officer      April 23, 2007

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