Form 10QSB
period 2007-05-31
FORSTER DRILLING CORP
filed 2007-07-23
CIK 744667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29603

Forster Drilling Corporation
(Exact name of small business issuer as specified in its charter)

                Nevada                        91-2070995
                (State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification No.)

                     2425 Fountainview, #305, Houston, Texas              77057
              (Address of principal executive offices)                   (Zip Code)

Registrant’s telephone number, including area code:  (713) 266-8005

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

The Registrant’s common stock outstanding as of May 31, 2007, was 45,296,790 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Forster Drilling Corporation

PART I

ITEM 1. FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements of Forster Drilling Corporation required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Condensed Consolidated Financial Statements fairly present the financial condition of Forster Drilling Corporation.

FORSTER DRILLING CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
May 31,
ASSETS	2007

Current assets:
Cash and cash equivalents	$-
Trade accounts receivable, net	775,140
Prepaid insurance and other	121,354

Total current assets	896,494

Land	180,335
Building	323,665
Drilling rigs and related equipment	6,019,735
Transportation, office and other equipment	177,187
Construction in progress: drilling rigs and related equipment	4,648,920
Total fixed assets	11,349,842
Accumulated depreciation	(350,189)
Net fixed assets	10,999,653

Other assets	105,364

Total assets	$12,001,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable, net of unamortized discount	$1,536,339
Notes payable to related parties	606,412
Current portion of long-term debt	774,047
Accounts payable, including cash overdraft of $216,773	2,232,848
Wages payable	153,725
Taxes payable	608,339
Accrued liabilities	235,201
Deferred revenue	676,342
Advances from stockholders	178,490
Other current liabilities	-
Total current liabilities	7,001,743

Long term debt, net of current maturities	1,585,743

Total liabilities	8,587,486

Stockholders’ equity:
Preferred stock, $0.25 par value per share, 12,500,000 shares authorized, 5,831 issued and outstanding	1,459
Common stock, $0.002 par value per share, 100,000,000 shares authorized, 45,296,790 issued and outstanding	90,594
Additional paid-in capital	12,129,343
Accumulated deficit	(8,807,371)
Total stockholders’ equity	3,414,025
Total liabilities and stockholders’ equity	$12,001,511

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended May 31, 2007 and 2006
Six Months Ended May 31, 2007 and 2006
(Unaudited)

	Three Months Ended May 31, 2007	Three Months Ended May 31, 2006 (Predecessor)	Six Months Ended May 31, 2007	Six Months Ended May 31, 2006 (Predecessor)
REVENUES:
Contract drilling revenues	$$2,023,097	$-	$3,453,977	$-
Sales of rigs and component parts	-	-	-	266,000
Total Revenues	2,023,097	-	3,453,977	266,000

COST OF SALES:
Contract drilling revenues	1,302,252	-	2,085,214	-
Sale of rigs and component parts	-	-	-	112,000
Total cost of sales	1,302,252	-	2,085,214	112,000

GROSS PROFIT	720,845	-	1,368,763	154,000

Operating expenses:
Rig refurbishment and related expenses	145,357	98,322	197,240	228,007
Depreciation and amortization expense	144,329	2,810	278,065	5,600
Taxes	7,709	-	15,418	-
Consulting and professional fees	471,705	-	906,462	-
Salaries and wages	88,961	-	88,961	-
Other general and administrative expenses	184,557	589,607	599,224	816,384
Total operating expenses	1,042,618	690,739	2,085,370	1,049,991

OPERATING LOSS	(321,773)	(690,739)	(716,607)	(895,991)

Other expenses:
Cost of reverse merger	-	-	-	-
Loss on settlement of debt	-	-	-	-
Other expenses	6,779	-	8,879	-
Interest expense	631,790	38,715	1,073,099	59,272

LOSS	$(960,342)	$(729,454)	$(1,798,585)	$(955,263)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.02)

Weighted average commons shares outstanding	44,679,948	38,412,883	44,679,948	38,412,883

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
November 30, 2006 through May 31, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In
	Shares	Par	Shares	Par	Capital	Accumulated Deficit	Total

Balance November 30, 2006	5,831	$1,459	44,228,525	$88,458	$10,246,581	$(7,008,786)	$3,327,712

Shares issued for services	-	-	75,000	150	145,900	-	146,050
Shares issued with new loans	-	-	824,400	1,648	1,563,016	-	1,564,664
Shares issued for converted debt	-	-	168,865	338	165,525	-	165,863
Warrants	-	-	-	-	8,321	-	8,321
Net loss	-	-	-	-	-	(1,798,585)	(1,798,585)

Balance May 31, 2007	5,831	$1,459	45,296,790	$90,594	$12,129,343	$(8,807,371)	$3,414,025

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2007 and 2006
(Unaudited)

	Six Months Ended May 31, 2007	Six Months Ended May 31, 2006
		(Predecessor)
Cash flows from operating activities:
Net loss	$(1,798,585)	$(955,263)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Stock-based compensation expense	146,050	215,114
Amortization of beneficial conversion feature	405,096	-
Amortization of debt discount	463,668	21,836
Depreciation	278,065	5,600
Interest paid with common stock	3,770	-
(Increase) decrease in accounts receivable	(575,140)	13,411
Decrease in inventories	-	112,770
(Increase) decrease in prepaids	207,361	(13,500)
Increase in other assets	(16,516)	-
Increase in accounts payable	1,243,176	106,564
Increase in due to shareholders	-	-
Decrease in deferred revenue	(137,876)	-
Increase in accrued expenses & other liabilities	480,101	87,138
Settlement of payable with issuance of stock	7,092	-
Non cash warrants	8,321	-
Net cash provided from operating activities	714,583	(406,330)

Cash flows from investing activities:	-	-
Purchases of fixed assets	(4,545,733)	(2,570,381)
Net cash used in investing activities	(4,545,733)	(2,570,381)

Cash flows from financing activities:
Proceeds from sale of common stock	-	2,250,869
Proceeds from related party borrowings	25,000	123,082
Proceeds from third party borrowings	4,384,750	926,000
Advances from customers	480,000	-
Advances from related parties	160,550	-
Payments on related party borrowings	(60,000)	(53,232)
Payments on third party borrowings	(1,183,429)	(85,942)
Net cash provided by financing activities	3,806,871	3,160,777

Increase (decrease) in cash and cash equivalents	(24,279)	184,066
Cash and cash equivalents, beginning of period	24,279	-
Cash and cash equivalents, end of period	$-	$184,066

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	89,293	-
Non-cash investing and financing activities:
Paid debt with common stock	805,500	627,000
Purchased drilling rig parts with note payable to seller	58,750	400,000
Purchased drilling rig parts with accounts payable	-	227,000
Discount on notes payable	703,480	-
Discount of notes for beneficial conversion feature	613,075	10,918

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
Notes to Consolidated Financial Statements
May 31, 2007

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Forster incurred a net loss of $1,798,585 during the six months ended May 31, 2007 and had a working capital deficit of $(6,105,249) as of May 31, 2007. These conditions raise substantial doubt as to Forster's ability to continue as a going concern. Management is attempting to raise additional capital through anticipated debt and equity offerings. The financial statements do not include any adjustments that might be necessary if Forster is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

During the six months ended May 31, 2007, Forster borrowed $1,936,000 from third parties, issuing a total of 774,400 shares of common stock as part of securing the notes. The notes are unsecured and bear an interest rate of 12%, with $571,000 maturing on November 1, 2007, $325,000 maturing February 1, 2008 and the remaining $1,040,000 maturing on various dates throughout the second quarter of 2008. The total proceeds were allocated between the notes payable and the common stock, resulting in $824,974 allocated to the common stock and $1,111,026 allocated to the notes payable, resulting in a $824,974 discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method.

These notes are also convertible into Forster’s common stock at $2.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes. Based on the guidance in SFAS 133 and EITF 00-19, Forster concluded the conversion option in the convertible notes were not required to be bifurcated or accounted for as derivatives. Forster then evaluated the application of EITF’s 98-5 and 00-27 for the convertible notes. Based on the guidance in EITF’s 98-5 and 00-27, Forster concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $682,549. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method.

Proceeds	$1,936,000
Less: discount for common stock	(824,974)
discount for beneficial conversion feature	(682,549)
repayment of principal	(0)
Add: amortization of discount	494,721
Balance at May 31, 2007	923,198
Less: related party portion	( -)
Third party portion at May 31, 2007	$923,198

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

These notes were also convertible into Forster’s common stock at $2.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes and concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $387,832. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. As of May 31, 2007, $15,000 of the related party notes had been repaid. The total amortization of this discount at May 31, 2007 was $430,818. In February 2007, the related party notes were extended to a maturity date of November 30, 2007.

Proceeds	$715,000
Less: discount for common stock	(327,168)
discount for beneficial conversion feature	(387,832)
repayment of principal	(15,000)
Add: amortization of discount	430,818
Balance at May 31, 2007	$415,818
Less: related party portion	(50,000)
Third party portion at May 31, 2007	$365,818

In February 2007, unsecured notes held by unrelated parties totaling $155,000 were converted into Forster stock at $1.00 per share. The accrued but unpaid interest due on the notes was converted into Forster stock at $1.00 as well. The notes converted were part of original notes borrowed in July 2006. As of November 30, 2006, $25,000 had been repaid on the notes. During the six months ended May 31, 2007, repayments of $70,000 were paid leaving a balance due, after conversion, on these notes as of May 31, 2007 of zero.

As part of the reverse merger transaction on June 20, 2006, Forster is required to pay the aggregate sum of $400,000 to Process’s two directors and executive officers in consideration for entering into an indemnification agreement with Forster and FTC.  One of the Process directors also serves as treasurer and director of Forster. No note agreement was entered into and the amounts owed do not bear interest. The notes were adjusted for a market rate of interest, which resulted in an additional discount of $47,382 to the notes payable to be amortized over the term of the notes as additional interest expense. The total amortization of this discount at May 31, 2007 was $41,244. As of May 31, 2007, a total of $75,000 of the $400,000 amount owed had been paid.

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

On February 6, 2007, Forster borrowed $200,000 from an unrelated party. The note bears an interest rate of 10% and is unsecured. The note is guaranteed by an officer of the company. The note was originally due March 9, 2007 but has been extended until May 6, 2007 at which time all principal and accrued interest is due. As part of the loan, the note holder is to be provided 50,000 shares of Forster common stock resulting in a charge to the income statement of $57,143 as interest expense. This note is currently delinquent.

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

NOTE 4 - LONG TERM DEBT

Long term debt at May 31, 2007 consists of:

Note Payable to Independence Bank, collateralized by company vehicle, incurs interest at an annual rate of 8.5% and will mature on July 28, 2009, due in 36 monthly payments of approximately $935.	$ 23,584
Note Payable to Daimler Chrysler, collateralized by company vehicle, incurs interest at an annual rate of 8.7% and will mature on June 6, 2011, due in 60 monthly payments of approximately $697	29,626
Note Payable to Sterling Bank, collateralized by drilling rig #41, incurs interest at an annual rate of Wall Street Prime plus one percentage point (currently 9.25%) and will mature on February 16, 2010 due in 36 monthly payments of approximately $8,316 including interest	247,415
Note Payable to Ridgeway Petroleum Corporation, unsecured, incurs an annual interest rate of 6% and is due and payable on February 14, 2009	58,750
Note Payable to Sterling Bank, secured by a first lien deed of trust on Odessa real property, incurs interest at an annual rate of prime plus 1% and will mature on October 11, 2011, due in 59 monthly payments of approximately $1,333 plus interest and one balloon payment of $161,353 plus any unpaid accrued interest upon maturity	232,000
Note Payable to Sterling Bank, collateralized by two CAT engines on Rig #12, incurs interest at an annual rate of Wall Street Prime plus 3 percentage points (currently $11.25%) and will mature on December 9, 2009, due in 32 annul installments of approximately $8,373 including interest	230,000
Note Payable to Independence Bank, collateralized by rigs and rig parts and an assignment of any customer contract on the drilling rigs, incurs interest at a rate of Wall Street prime plus 3 percentage points (currently 11.25%) and will mature on December 15, 2009, due in 36 monthly payments of approximately $10,208 plus interest when the entire remaining unpaid balance is then due	1,538,415
Total notes payable	2,359,790
Less current installments	(774,047)
Long-term debt	$ 1,585,743

Long-term debt maturing each subsequent twelve month period is as follows:

May 31, 2008	$ 774,047
2009	796,253
2010	595,598
2011	23,804
2012	170,088
2013 and thereafter	-
$2,359,790

NOTE 5 - STOCKHOLDERS EQUITY

At November 30, 2006, Forster had 5,831 shares of preferred stock and 44,228,527 shares of common stock outstanding. At May 31, 2007, Forster had 5,831 shares of preferred stock and 45,296,792 shares of common stock outstanding.

For the six months ending May 31, 2007 Forster issued the following shares:
•	75,000 shares resulting in a charge to the income statement of $146,050.

•	Issued convertible notes requiring 824,400 shares and beneficial conversion features totaling $1,564,664 resulting in a charge to additional paid in capital.
•	168,865 shares in payment of outstanding debt and related interest.

NOTE 6-COMMITMENTS AND CONTINGENCIES

At May 31, 2007, Forster has either employment agreements or consulting agreements in place with 4 of its executive officers and certain key employees. Terms of these agreements range from one year to three years, provide for annual cash salaries per person up to $200,000, and include approximately 16,000 shares of common stock awarded monthly to two of these employees/consultants.

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

Forster and certain of its officers are currently defendants in a civil lawsuit alleging failure of defendants to pay compensation to plaintiffs for their work on behalf of the Company.  Plaintiffs seek unspecified actual and punitive damages.  The parties have exchanged written discovery information and depositions are complete, arbitration was attempted but failed and the case is scheduled for court on September 18, 2007.  Management has decided to vigorously defend this matter.  Forster does not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On April 24, 2007, Forster entered into a letter of intent with ComVest Capital LLC concerning mezzanine financing. As part of this letter of intent, Forster must pay a breakup fee of $100,000 to ComVest Capital LLC if approved for the financing but Forster declines the financing. Forster must reimburse ComVest Capital LLC for legal costs not to exceed $40,000 plus reasonable out of pocket costs incurred as part of the due diligence and the review of documents. Except for these payment obligations, the letter of intent is non binding and subject to execution of mutually acceptable definitive documents.

NOTE 7 - CONCENTRATIONS

Forster provides two primary services in the oil and gas industry: 1) contract land drilling services and 2) refurbishment and sales of drilling rigs and rig parts. Forster’s refurbishment operations are located in Odessa, Texas. As of May 31, 2007, Forster provided contract drilling services to only two customers, one rig drilling pursuant to a day rate contract expiring in September 2007 in New Mexico and the other rig drilling pursuant to a day rate contract for ten wells in Arizona. As of May 2007, 100% of contract drilling revenues and total revenues were derived from these two customers. Forster’s sales of drilling rigs and rig parts are derived from only a handful of customers and few transactions and no sales occurred in the six months ending May 31, 2007.

Forster operates in an industry experiencing significant demand and growth. Forster’s refurbishment operations are dependent upon the ability to acquire drilling rig parts and the necessary personnel. As of May 31, 2007, certain drilling rig parts and industry labor resources were high in demand and somewhat scarce. In addition, there have been escalations in the prices of certain drilling rig parts and industry labor pay rates. As of May 31, 2007, Forster had limited working capital which may create difficulties in obtaining the necessary drilling rig parts and labor to sustain its refurbishment operations.

NOTE 8 - RELATED PATY TRANSACTIONS

In April 2007, Forster received advances totaling $185,550 from trusts controlled by a major shareholder and officer of Forster as well as from an entity controlled by the same shareholder and officer. All but $2,100 of these advances were repaid in June 2007.

During the period ending May 31, 2007, a major shareholder and officer of Forster received a finders fee from Ridgeway Petroleum Corporation associated with that individual’s effort in raising equity funds for Ridgeway Petroleum Corporation. During the six months ended May 31, 2007, Forster acquired a drilling rig from Ridgeway, and also entered into a one rig ten well drilling contract with Ridgeway.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to May 31 and as of the date of this report, Forster borrowed $510,000 from third parties and must issue a total 204,000 shares of common stock to the note holders. The notes bear interest of 12%, are unsecured, and mature in the third quarter of 2008 and have a conversion feature at $2.00 per share.

In February 2007, Forster entered, as obligor, into a note with Ridgeway Petroleum Corporation in the amount of $58,750 as part of the purchase of an Ingersall Rand 4000 drilling rig. The 6% convertible note was originally due February 14, 2009. Principal and interest totaling $60,082 was paid by Forster in complete satisfaction of the note on June 30, 2007.

On June 30, 2007, Forster repaid $183,450 of $185,550 in advances from related parties. The related parties repaid were trusts and an entity controlled by a major shareholder and officer of Forster.

On June 19, 2007, Forster entered into a lease for office space for 4,163 square feet in Houston, Texas. The lease has an initial term of three years lease requiring minimum base rent of $200,865 during this three year term. The lease has a renewal option of three years with base rent to be at the prevailing market rate at the time of renewal.

Forster received two advances totaling $125,000 from a major shareholder and officer of the company in June 2007. The advances bear no interest and are not evidenced by a note.

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

Overview

We are in the business of refurbishing land drilling rigs and deploying them for use by oil and natural gas producers. Currently, we provide contract land drilling services in New Mexico and Arizona to two different oil and gas company customers. We are building our fleet of land rigs, and have (i) one rig completely refurbished and deployed to provide drillings services for Chesapeake Energy (“Chesapeake”) pursuant to a daywork contract, (ii) a second rig recently acquired and deployed to provide drilling services for Ridgeway Arizona Oil Corp. (“Ridgeway”) pursuant to a daywork contract, (iii) a third rig in which we are in the process of purchasing component parts/refurbishing/assembling for anticipated deployment in a few months, and (iv) miscellaneous component parts for future rigs we plan to acquire additional components for, refurbish, assemble and deploy. In addition to providing drilling services, we intend to provide the crews and equipment used in the operation of these drilling rigs. We believe there is a scarcity of land drilling rigs currently available for use, and our ability to refurbish drilling rigs will allow us to meet market demand before new drilling rigs are built and enter the market.

Our business strategy is focused on the re-manufacturing and deployment of drilling rigs. Re-manufacturing includes the refurbishment and renovating of used drilling parts and the assembly of the parts to complete a drilling rig. We are marketing our drilling services to oil and natural gas exploration and production companies operating in Arizona, New Mexico, Arkansas and Texas. We believe there exists a current demand for land drilling rigs. Our goal is to provide our refurbished drilling rigs to the market before newly manufactured rigs reach the market. We believe manufacturing capacity for drilling rigs is currently low which has led to a current backlog of newly manufactured rigs. We also believe the high demand for and the low supply of drilling rigs presents a business opportunity for those companies who can move drilling rigs quickly into the market.

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

Results of Operations

Revenues increased from $266,000 to $3,453,977 for the six months ended May 31, 2007, as a result of contract drilling operations.

Total operating expenses increased from $1,049,991 to $2,085,370 for the six months ended May 31, 2007, reflecting increased business operations in the field and in our corporate office. Rig refurbishment and related expenses decreased from $228,007 to $197,240. Consulting and professional fees increased from zero to $906,462. Other general and administrative expenses decreased from $816,384 to $599,224.

Net loss increased from $955,263 to $1,798,585.

Liquidity

Historical Financial Data

At May 31, 2007, we had total assets of $12,001,511, total liabilities of $8,587,486, and a working capital deficit of $6,105,247. After giving effect to the receipt of anticipated drilling rig contract receivables, we believe we will need to raise a minimum of $5,000,000 to fund our working capital needs through fiscal 2007. Working capital needs include the retirement of approximately $4.8 million of indebtedness and the completion of a third rig (anticipated to cost, with upgrades $900,000). We currently have insufficient cash on hand to fund operations but the collection of outstanding receivables should allow us to sustain operations through August.

Credit Facilities and Outstanding Debt

As of May 31, 2007, we had approximately $2,301,040 in outstanding bank debt. The debt is represented by the following: (i) a note with a current balance of $29,626, which bears an interest rate of 8.7% compounded monthly, requires a monthly principal and interest payment of approximately $700 and matures in June 2011; (ii) a note with a current balance of $23,584, which bears an interest rate of 8.5%, requires monthly principal and interest payments of approximately $935 and matures in July 2009; (iii) a note with a current balance of $232,000, which bears an interest rate of prime plus 1%, requires monthly principal payments of approximately $1,333 plus interest with a $161,353 final balloon payment due in October 2011; (iv) a bank loan with a current balance of $1,538,415, which bears an initial variable interest rate of prime plus 3% and requires us to make monthly principal and interest payments of approximately $55,990, matures in December 2009 and is secured by one of our drilling rigs; (v) a bank loan with a current balance of $247,415, which bears an annual interest rate of Wall Street Prime plus one percentage point (currently 9.25%), requires monthly principal and interest payments of approximately $8,316, matures in February 2010 and is secured by one of our drilling rigs; (vi) a bank loan with a current balance of $230,000, which bears an initial rate of Wall Street Prime plus three percentage points (currently 11.25%), requires monthly principal and interest payments of approximately $8,373, matures in December 2009 and is secured by two CAT engines.

As of May 31, 2007, Forster had a total of $2,586,000 in subordinated convertible debt, and issued 1,034,400 shares of common stock as additional consideration. These notes obligate us to make quarterly interest payments in cash or stock at the discretion of the investor, bear a 12% interest rate per annum and have a conversion price of $2.00 per share. Forster has granted certain piggy back registration rights in connection with these notes. These notes generally mature twelve months from the date of the borrowing.

Need for Additional Capital

We will need to raise additional capital to meet our general and administrative needs for the balance of our current fiscal year. We will use our best efforts to obtain equity or debt financing to fund operations. The Company has no firm commitments or arrangements for external financing to fund operations. We provide no assurance that we will be successful in any future financing effort to obtain the necessary working capital to support our operations. Our viability is contingent upon our ability to receive external financing. Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Contractual Commitments

A tabular disclosure of our contractual obligations at May 31, 2007, is as follows:

Payments due by period
Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

Credit Facilities……………………..	$3,301,297	$1,450,601	$193,892	-

Operating Leases…………………...	(1)	-	-	-

Employment and consulting contracts ………………....	$ 404,000	$163,750	-	-

Total……………………….....	$3,705,297	$1,614,351	$193,892	-

(1) All of our operating leases are on a month-to-month basis and, accordingly, the expenses are not included in this table. Management considers the expense associated with these operating leases to be insignificant.

Off-Balance Sheet Arrangements

As of May 31, 2007, the Company had no off-balance sheet arrangements.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer have identified deficiencies that existed in the design or operation of our internal control over financial reporting that they considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal control relate to: (i) equity transactions, specifically, the failure to properly record issuances of stock, and the failure to properly itemize equity transactions in the statement of stockholders’ equity; (ii) debt transactions, specifically, the failure to properly record beneficial conversion features and inducements;  (iii) general controls relating to acquisition of rig component parts, specifically establishing a budget for the purchase of component parts and labor, cost comparison relating to the acquisition of component parts, identification and confirmation of the receipt of component parts, and final approval of payment by appropriate personnel; and (iv) general controls relating to the approval and reimbursement process associated with travel expenses of our employees. The unrecorded transactions and disclosure deficiencies were detected in the review process and have been appropriately recorded and disclosed in Form 10-KSB and in this Form 10-QSB. We are in the process of improving our internal controls over accounting for equity and debt transactions and related disclosures and our general budgeting and process controls in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. We hired additional accounting staff in July 2007 as a step in improving our budgeting processes and to assist in the implementation and oversight of needed internal controls. These deficiencies were disclosed to our audit committee at year end. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Forster’s management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective, and our Chief Financial Officer, along with the newly hired accounting staff, has been designated the responsible party to coordinate the implementation and supervision process to address and remedy these deficiencies.

Changes in Internal Control Over Financial Reporting

There has been no significant change in Forster Drilling’s internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, Forster Drilling’s internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

In June 2006, the Company and certain of our current officers and directors became defendants in a civil lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. This is a contract suit based on the alleged failure of Defendants to pay salary and bonus shares to plaintiffs for their work in identifying and arranging introductions to prospective investors and/or strategic partners. Plaintiffs allege that, from June 2005 forward, they actively worked to identify and arrange introductions between potential investors and the Company and therefore earned their salary and bonus shares. However, none of the plaintiffs were licensed broker/dealers. Plaintiffs’ causes of action include claims for breach of contract, breach of implied covenant, fraud, negligent misrepresentation, wrongful termination, unfair business practices and unjust enrichment. The plaintiffs also seek injunctive relief from the Company allegedly profiting from its fraud on plaintiffs, disgorgement of the Company’s proceeds and profits, non-economic damages, punitive damages, and attorney fees. The most recent demand from the plaintiffs is $7.5 million in actual damages and $15.0 million in punitive damages. The Company believes these allegations and damage claims are without merit and intends to defend this action vigorously. The parties have exchanged written discovery information and depositions are complete, arbitration was attempted but failed and the case is scheduled for court on September 18, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below is certain information concerning issuances of common stock during the second quarter ended May 31, 2007, and to the date of this report, that were not registered under the Securities Act of 1933 (“Securities Act”):

In April, May and June of 2007, Forster borrowed $650,000 from third parties and as additional consideration for such loans, agreed to issue a total of 325,000 shares of common stock to the note holders.

In April 2007, the Company issued 150,000 shares as consideration for past consulting services rendered.

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
F. E. Forster, III, Chief Executive Officer

Date: July 23, 2007

Signature    Title             Date

/s/ F. E. FORSTER, III      Chairman of the Board and              July 23, 2007
F. E. Forster, III        Chief Executive Officer

/s/ BUD NAJVAR       Chief Financial Officer         July 23, 2007

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