Form 10KSB/A
period 2006-11-30
FORSTER DRILLING CORP
filed 2007-08-13
CIK 744667

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
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

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing Amendment No. 1 (this “Amendment”) to the Forster Drilling Corporation (the “Company”) Annual Report on Form 10-KSB for the year ended November 30, 2006 (the “2006 Form 10-K”), which was originally filed on March 15, 2007, for the sole purpose of amending Exhibits 31.1 and 31.2, the certifications pursuant to Section 302 of the Sarbanes-Oxley which were executed by the Company’s Chief Executive Officer and Chief Financial Officer, in our 2006 Form 10-KSB filing.

The exhibits included in the 2006 Form 10-KSB inadvertently contained the wrong name of the registrant. This amended 2006 Form 10-KSB includes the Exhibit Index and the amended certifications pursuant to Section 302 of the Sarbanes-Oxley which were executed by the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1.

No other revisions or amendments have been made to Item 13 or to any other portion of the Company’s 2006 Form 10-KSB. This Amendment does not reflect events occurring after March 15, 2007, the date of the original filing of the 2006 Form 10-KSB, or modify or update those disclosures that may have been affected by subsequent events.

ITEM 13. EXHIBITS.

(a) The following exhibits are to be filed as part of this 10-KSB:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
2	Agreement and Plan of Reorganization (1)
3.1	Initial Articles of Incorporation (2)
3.2	Certificate of Amendment (3)
3.3	Bylaws (4)
3.4	Articles of Amendment (5)
3.5	Amended Bylaws (6)
3.6	Amended and Restated Articles of Incorporation (7)
10.1	Employment Agreement with F.E. Forster III (8)
10.2	Employment Agreement with W. Scott Thompson (9)
10.3	Employment Agreement with Bud Najvar (10)
10.4	Consulting Agreement with M. Roxanne Cort
10.5	Employment Agreement with Cullen Hudnall
14	Code of Ethics (11)
21	List of Company’s Subsidiaries
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002 provided by Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002 provided by Chief Financial Officer

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 13, 2007.

                  Forster Drilling Corporation

                  By: /s/ F.E. Forster, III
                  F. E. Forster III, Chief Executive Officer

___________________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature    Title             Date

/s/ F.E. Forster III       Chairman of the Board and                 August 13, 2007
F. E. Forster III          Chief Executive Officer

/s/ Bud Najvar        Chief Financial Officer, Director        August 13, 2007
Bud Najvar             and Principal Accounting Officer

/s/ W. Scott Thompson     Director, Secretary and Treasurer       August 13, 2007
W. Scott Thompson

/s/ Fred Forster, Jr.        Director           August 13, 2007
Fred Forster, Jr.