Form 10QSB
period 2007-08-31
FORSTER DRILLING CORP
filed 2007-10-23
CIK 744667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

The Registrant’s common stock outstanding as of August 31, 2007, was 45,655,790 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Forster Drilling Corporation

INDEX

			Page No.
Part I		Financial Information

	Item 1.	Condensed Consolidated Financial Statements of Forster Drilling Corporation	2

		Condensed Consolidated Balance Sheet dated August 31, 2007 (Unaudited)	3

		Condensed Consolidated Statements of Operations for the Nine Months Ended May 31, 2007 and 2006 (Unaudited) and for the Nine Months Ended August 31, 2007 and 2006 (Unaudited)	4

		Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended August 31, 2007 (Unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2007 and 2006 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis	12

	Item 3.	Controls and Procedures	15

Part II		Other Information	16

	Item 1.	Legal Proceedings	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Submission of Matters to a Vote of Security Holders	16

	Item 5.	Other Information.	17

	Item 6.	Exhibits and Reports on Form 8-K	17

		Signatures	18

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

FORSTER DRILLING CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

August 31,
2007

ASSETS
Current assets:
Cash and cash equivalents	$-
Trade accounts receivable, net	494,900
Prepaid insurance and other	25,662

Total current assets	520,562

Land	180,335
Building	323,665
Drilling rigs and related equipment	5,719,061
Transportation, office and other equipment	207,899
Construction in progress: drilling rigs and related equipment	5,896,914
Total fixed assets	12,327,874
Accumulated depreciation	(497,440)
Net fixed assets	11,830,434

Other assets	101,383

Total assets	$12,452,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable, net of unamortized discount of $965,005	$2,755,495
Notes payable to related parties, net of unamortized discount of $5,961	716,689
Current portion of long-term debt	794,426
Accounts payable, including cash overdraft of $286,501	2,505,874
Wages payable	79,411
Taxes payable	865,921
Accrued liabilities	231,290
Deferred revenue	42,911
Settlement payable	835,000
Advances from stockholders	157,690
Other current liabilities	47,491
Total current liabilities	9,032,198

Long term debt, net of current maturities	1,327,676

Total liabilities	10,359,874

Stockholders’ equity:
Preferred stock, $0.25 par value per share, 12,500,000 shares authorized, 5,831 issued and outstanding	1,459
Common stock, $0.002 par value per share, 100,000,000 shares authorized, 45,655,790 issued and outstanding	91,312
Additional paid-in capital	12,522,599
Accumulated deficit	(10,522,865)
Total stockholders’ equity	2,092,505
Total liabilities and stockholders’ equity	$12,452,379

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended August 31, 2007 and 2006
Nine Months Ended August 31, 2007 and 2006
(Unaudited)

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	Nine Months Ended August 31, 2007	Nine Months Ended August 31, 2006

REVENUES:
Contract drilling revenues	$2,327,631	$-	$5,781,607	$-
Sales of rigs and component parts	-	1,200,000	-	1,466,000
Total revenues	2,327,631	1,200,000	5,781,607	1,466,000

COST OF SALES:
Contract drilling revenues	1,231,863	-	3,205,315	-
Sale of rigs and component parts	-	1,000,050	-	1,112,050
Total cost of sales	1,231,863	1,000,050	3,205,315	1,112,050

GROSS PROFIT	1,095,768	199,950	2,576,292	353,950

Operating expenses:
Rig refurbishment and related expenses	288,637	109,561	686,597	337,568
Depreciation and amortization expense	147,251	2,810	425,319	8,410
Taxes	9,337	-	24,755	-
Consulting and professional fees	479,367	-	1,385,829	-
Salaries and wages	-	-	-	-
Other general and administrative expenses	190,989	1,596,996	790,213	2,405,880
Total operating expenses	1,115,581	1,709,367	3,312,713	2,751,858

OPERATING LOSS	(19,813)	(1,509,417)	(736,421)	(2,397,908)

Other expenses:
Cost of reverse merger	-	500,000	-	500,000
Loss on settlement of debt	835,000	264,233	835,000	264,233
Other expenses	6,650	26,222	15,529	26,222
Interest expense	854,030	428,914	1,927,129	488,186

LOSS	$(1,715,493)	$(2,728,786)	$(3,514,079)	$(3,676,549)

Basic and diluted net loss per share	$(.03)	$(.06)	$(.08)	$(.09)

Weighted average common shares outstanding	44,847,738	42,943,636	44,847,738	39,403,567

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
November 30, 2006 through August 31, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In
	Shares	Par	Shares	Par	Capital	Accumulated Deficit	Total
Balance November 30, 2006	5,831	$1,459	44,228,525	$88,458	$10,246,581	$(7,008,786)	$3,327,712

Shares issued for services	-	-	92,500	185	165,240	-	165,425
Shares issued as severance pay			100,000	200	98,800		99,000
Shares issued with new loans	-	-	1,065,900	2,131	1,838,132	-	1,840,263
Shares issued for converted debt	-	-	168,865	338	165,525	-	165,863
Warrants	-	-	-	-	8,321	-	8,321
Net loss	-	-	-	-	-	(3,514,079)	(3,514,079)

Balance August 31, 2007	5,831	$1,459	45,655,790	$91,312	$12,522,599	$(10,522,865)	$2,092,505

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2007 and 2006
(Unaudited)

	Nine Months Ended August 31, 2007	Nine Months Ended August 31, 2006

Cash flows from operating activities:
Net loss	$(3,514,079)	$(3,676,549)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Stock-based compensation expense	266,925	1,175,203
Amortization of beneficial conversion feature	681,138	382,418
Amortization of debt discount	812,453	7,242
Depreciation	425,316	8,410
Loss on settlement of debt	835,000	264,233
Cost of merger	-	500,000
Interest paid with common stock	3,770	-
(Increase) decrease in accounts receivable	(294,900)	13,411
Decrease in inventories	-	112,770
(Increase) decrease in prepaids	303,053	-
Increase in other assets	(12,535)	-
Increase in accounts payable	1,516,202	280,778
Decrease in deferred revenue	(291,307)	-
Increase in accrued expenses & other liabilities	179,457	202,705
Settlement of payable with issuance of stock	7,092	-
Non cash warrants	8,321	-
Net cash provided from operating activities	925,906	(729,379)

Cash flows from investing activities:
Purchases of fixed assets	(5,523,765)	(2,579,490)
Net cash used in investing activities	(5,523,765)	(2,579,490)

Cash flows from financing activities:
Proceeds from sale of common stock	-	2,921,369
Proceeds from stock payable	-	70,500
Proceeds from related party borrowings	175,000	252,000
Proceeds from third party borrowings	5,319,250	1,183,000
Advances from customers	527,491	-
Advances from related parties	210,550	17,940
Payments on related party borrowings	(170,700)	(168,232)
Payments on third party borrowings	(1,488,011)	(919,000)
Net cash provided by financing activities	4,573,580	3,357,577

Increase (decrease) in cash and cash equivalents	(24,279)	48,708
Cash and cash equivalents, beginning of period	24,279	-
Cash and cash equivalents, end of period	$-	$48,708

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	111,098	17,106
Non-cash investing and financing activities:
Paid debt with common stock	805,500	627,000
Purchased drilling rig parts with note payable to seller	58,750	627,000
Discount on notes payable	579,575	47,382
Discount of notes for beneficial conversion feature	391,391	382,418

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
Notes to Consolidated Financial Statements
August 31, 2007

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Forster incurred a net loss of $3,514,079 during the nine months ended August 31, 2007 and had a working capital deficit of $8,511,636 as of August 31, 2007. These conditions raise substantial doubt as to Forster's ability to continue as a going concern. Management is attempting to raise additional capital through anticipated debt and equity offerings. The financial statements do not include any adjustments that might be necessary if Forster is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

During the nine months ended August 31, 2007, Forster borrowed $2,496,000 from third parties, issuing a total of 998,400 shares of common stock as part of securing the notes. The notes are unsecured and bear an interest rate of 12%, with $571,000 maturing on November 1, 2007; $325,000 maturing February 1, 2008; $1,040,000 maturing on various dates throughout the second quarter of 2008 and $560,000 maturing on various dates in the third quarter of 2008. The total proceeds were allocated between the notes payable and the common stock, resulting in $1,030,862 allocated to the common stock and $1,465,138 allocated to the notes payable. This $1,030,862 discount to the notes payable is to be amortized over the term of the notes as additional interest expense using the effective interest method. Interest payments with respect to these notes are not current at quarter end.

These notes are also convertible into Forster’s common stock at $2.00 per share at the holder’s option. Forster evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes. Based on the guidance in SFAS 133 and EITF 00-19, Forster concluded the conversion option in the convertible notes was not required to be bifurcated or accounted for as derivatives. Forster then evaluated the application of EITF’s 98-5 and 00-27 for the convertible notes. Based on the guidance in EITF’s 98-5 and 00-27, Forster concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $736,923. This resulted in an additional discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method.

Proceeds	$2,496,000
Less: discount for common stock	(1,030,862)
discount for beneficial conversion feature	(736,923)
repayment of principal	( -)
Add: amortization of discount	940,182
Balance at August 31, 2007	1,668,397
Less: related party portion	(-)
Third party portion at August 31, 2007	$1,668,397

During September, October and November 2006, Forster borrowed $650,000 from third parties and $65,000 from related parties and issued a total of 266,500 shares of common stock to the parties. The third party notes bear interest of 12% and are unsecured. The related party notes are unsecured demand notes bearing an interest rate of 10%. The notes mature on November 1, 2007. The total proceeds were allocated between the notes payable and the common stock resulting in $327,168 allocated to the common stock and $387,832 allocated to the notes payable, resulting in a $327,168 discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. Interest payments due to the third parties are not current at quarter end.

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

Proceeds	$715,000
Less: discount for common stock	(327,168)
discount for beneficial conversion feature	(387,832)
repayment of principal	(15,000)
Add: amortization of discount	577,598
Balance at August 31, 2007	$562,598
Less: related party portion	(50,000)
Third party portion at August 31, 2007	$512,598

In February 2007, unsecured notes held by unrelated parties totaling $155,000 were converted into Forster stock at $1.00 per share. The accrued but unpaid interest due on the notes was converted into Forster stock at $1.00 as well. The notes converted were part of original notes borrowed in July 2006. As of November 30, 2006, $25,000 had been repaid on the notes. During the first two quarters of the fiscal year ending November 30, 2007, repayments of $70,000 were paid leaving a balance due, after conversion, on these notes as of August 31, 2007 of zero.

As part of the reverse merger transaction on June 20, 2006, Forster is required to pay the aggregate sum of $400,000 to Process’ two directors and executive officers in consideration for entering into an indemnification agreement with Forster and FTC.  One of the Process directors also serves as treasurer and director of Forster. No note agreement was entered into and the amounts owed do not bear interest. Such note amounts were adjusted for a market rate of interest, which resulted in an additional discount of $47,382 to the notes payable to be amortized over the term of the notes as additional interest expense. This discount has been amortized in its entirety as of August 31, 2007. As of August 31, 2007, a total of $80,000 of the $400,000 amount owed had been paid leaving a balance owed of $320,000.

In December 2006, Forster entered into a loan agreement to borrow $1,700,000 from Independence Bank to purchase various rig parts and to pay off existing bank debt in the amount of $763,750 plus accrued interest. The loan incurs interest at an annual rate of prime plus 3% and will mature on December 15, 2009. The loan is to be repaid in 36 monthly payments of approximately $55,990 and is secured by all drilling rig parts and work in process in connection with two Forster drilling rigs, all general intangibles, and an assignment of a customer drilling contract. Payments on this loan are past due at August 31, 2007.

On February 6, 2007, Forster borrowed $200,000 from an unrelated party. The note bears an interest rate of 10% and is unsecured. The note is guaranteed by an officer of the Company. The note was originally due March 9, 2007 but was extended until May 6, 2007 at which time all principal and accrued interest became due. As part of the loan, the note holder was provided 50,000 shares of Forster common stock resulting in a charge to the income statement of $57,143 as interest expense. This note is currently delinquent.

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

As part of the purchase of the Ingersoll-Rand 4000 rig, Forster agreed to a note with the seller in the amount of $58,750. The note bears an interest rate of 6% per annum. The principal amount of the loan is due February 14, 2009 with interest payable annually. The loan can be converted at any time during the loan term into common shares of Forster stock at $2.00 per share. This note, along with accrued interest, was paid in full in June 2007.

On April 9, 2007, Forster entered into a loan agreement with Independence Bank in the amount of $230,000. The loan is secured by two CAT engines purchased for Rig #12 with the loan proceeds. The loan bears a variable interest rate at Wall Street prime plus three percentage points (an initial rate of 11.25%) and is an installment loan due and payable over a period ending December 9, 2009. Payments on this loan are past due at August 31, 2007.

During the third quarter ending August 31, 2007, Forster borrowed $175,000 from related parties and issued a total of 17,500 shares of common stock to the related parties. The related party notes are unsecured notes bearing an interest rate of 10%. The notes are due sixty days from the date of the note with an option to extend the note for another 120 days. The total proceeds were allocated between the notes payable and the common stock resulting in $15,336 allocated to the common stock and $159,664 allocated to the notes payable. This $15,336 discount to the notes payable is to be amortized over the term of the notes as additional interest expense using the effective interest method. In the current quarter, $9,375 of the discount has been amortized into income.

On August 8, 2007, Forster entered into a loan agreement with Ridgeway Arizona Oil Corp. in the amount of $374,500. The loan is secured by a National T-32 rig purchased with the loan proceeds. The loan bears an interest rate of 10% and is due, along with accrued interest on December 31, 2007. The security agreement to this loan provides a covenant that Forster shall maintain applicable insurance at all times with respect to the collateral.

NOTE 4 - LONG TERM DEBT

Long term debt at August 31, 2007 consists of:
Note Payable to Independence Bank, collateralized by company vehicle, incurs interest at an annual rate of 8.5% and will mature on July 28, 2009,
due in 36 monthly payments of approximately $935	$20,508

Note Payable to Daimler Chrysler, collateralized by company vehicle, incurs interest at an annual rate of 8.7% and will mature on June 6, 2011,
due in 60 monthly payments of approximately $697	27,928

Note Payable to Sterling Bank, collateralized by drilling rig #41, incurs interest at an annual rate of Wall Street Prime plus one percentage point (currently 9.25%) and will mature on
February 16, 2010, due in 36 monthly payments of approximately
$8,316 including interest	221,706

Note Payable to Sterling Bank, secured by a first lien deed of trust on
Odessa real property, incurs interest at an annual rate of prime plus 1%
and will mature on October 11, 2011, due in 59 monthly payments of approximately $1,333 plus interest and one balloon payment of $161,353
plus any unpaid accrued interest upon maturity	226,667

Note Payable to Sterling Bank, collateralized by two CAT engines on Rig #12, incurs interest at an annual rate of Wall Street Prime plus 3 percentage points (currently $11.25%) and will mature on December 9, 2009, due
in 32 annual installments of approximately $8,373 including interest	211,257

Note Payable to Independence Bank, collateralized by rigs and rig parts and an assignment of any customer contract on the drilling rigs, incurs interest at a rate of Wall Street prime plus 3 percentage points
(currently 11.25%) and will mature on December 15, 2009, due in
36 monthly payments of approximately $10,208 plus interest when
the entire remaining unpaid balance is then due	1,414,036

Total notes payable	2,122,102

Less current installments	(794,426)

Long-term debt	$1,327,676

Long-term debt maturing each subsequent twelve month period is as follows:

August 31, 2008	$794,426
2009	824,221
2010	318,067
2011	22,705
2012	162,683
2013 and thereafter	-
$2,122,102

NOTE 5 - LEASING ARRANGEMENTS

Forster entered into an agreement for office space in Houston, Texas effective June 18, 2007. The lease has a primary term of three years with an option to renew for an additional three year term provided the lease is never in default during the primary term of the lease. The option to renew must be made in writing prior to the start of the last year of the primary term of the lease. The lease also requires Forster to maintain two million dollars of insurance for the death of one or more persons and two million dollars of insurance for the loss or damage of property.

The following is a schedule of the minimum lease payments required under the lease:

August 31, 2008	$65,307
2009	67,909
2010	54,744
2011 and thereafter	-
$187,960

The minimum lease payments in this schedule include the base rent due each month per the lease.

NOTE 6 - STOCKHOLDERS EQUITY

At November 30, 2006, Forster had 5,831 shares of preferred stock and 44,228,527 shares of common stock outstanding. At August 31, 2007, Forster had 5,831 shares of preferred stock and 45,655,790 shares of common stock outstanding.

For the nine months ending August 31, 2007 Forster issued the following shares:

•	192,500 shares resulting in a charge to the income statement of $264,425.

•	Issued convertible notes requiring 1,065,900 shares and beneficial conversion features and discounts totaling $1,838,132 resulting in a charge to additional paid in capital.

•	168,865 shares in payment of outstanding debt and related interest.

NOTE 7-COMMITMENTS AND CONTINGENCIES

At August 31, 2007, Forster has an agreement in place with one of its key employees that calls for compensation of $12,500 monthly with a 100,000 shares of stock due in September 2007.

On May 1, 2006 Forster entered into an exclusive agreement with a securities firm in connection with a best efforts placement of one year convertible notes.  As part of this arrangement, the securities firm is entitled to receive five year warrants to purchase Forster shares at $2.00/share.  The warrants available under this agreement equal 7% of the gross amount of the certain notes placed.  At November 30, 2006, the securities firm had placed $425,000 of the convertible notes and, therefore, was issued warrants for 29,750 shares of Forster stock. No other warrants have been earned under this contract. This agreement continues on a month-to-month basis until terminated by either party.

In September 2007, the Company and certain of it current officers and directors preliminarily agreed to settle a pending civil lawsuit, alleging failure of the defendants to pay compensation to plaintiffs for their work on behalf of the Company. The parties agreed to settle on the following terms: (i) payment by the Company of 450,000 shares of Forster common stock; (ii) payment by Messrs. Thompson and Forster of 1,100,000 shares of Forster common stock; and (iii) the payment of $250,000 with $100,000 due upon execution of the settlement agreement and the balance to be evidenced by a note, along with accrued interest at 8%, is due September 30, 2008. It is expected this settlement agreement will be executed in October 2007. The loss on the settlement of $835,000 has been accounted for the quarter ending August 31, 2007.

In February 2007, Forster entered into a drilling contract with a customer for a multi-well drilling program, and agreed to purchase a unique drilling rig from this customer to perform the contract.  The drilling contract was completed in August 2007, and the Company has been seeking drilling opportunities for this rig since completion of the initial contract.  The rig is a unique rig and does not meet the Forster rig fleet profile.  In October, the Company agreed to drill water wells as a subcontractor for a customer, and has moved the rig onto a well site.  While it is anticipated that this will be a multi-well arrangement, there is no contract in place for this.  If profitable work cannot be sustained for this rig, the Company may decide to sell the rig.  Based on current market value estimates for this rig, Forster may incur a loss on any future sale of the rig.

NOTE 8 - CONCENTRATIONS

Forster provides two primary services in the oil and gas industry: 1) contract land drilling services; and 2) refurbishment and sales of drilling rigs and rig parts. Forster’s refurbishment operations are located in Odessa, Texas. As of August 31, 2007, Forster provided contract drilling services to only two customers, one rig drilling pursuant to a day rate contract in New Mexico, which expired in September 2007 and the other rig drilling pursuant to a day rate contract for ten wells in Arizona, which expired in September 2007. As of August 31, 2007, 100% of contract drilling revenues and total revenues were derived from these two customers. Forster’s sales of drilling rigs and rig parts are derived from only a handful of customers and few transactions and no sales occurred in the nine months ending August 31, 2007.

Forster operates in an industry experiencing significant demand and growth. Forster’s refurbishment operations are dependent upon the ability to acquire drilling rig parts and the necessary personnel. As of August 31, 2007, certain drilling rig parts and industry labor resources were high in demand and somewhat scarce. In addition, there have been escalations in the prices of certain drilling rig parts and industry labor pay rates. As of August 31, 2007, Forster had limited working capital which may create difficulties in obtaining the necessary drilling rig parts and labor to sustain its refurbishment operations.

NOTE 9 - RELATED PATY TRANSACTIONS

In April 2007, Forster received advances totaling $185,550 from trusts controlled by a major shareholder and officer of Forster as well as from an entity controlled by the same shareholder and officer. In June 2007, $68,650 of these advances were repaid leaving a balance unpaid at August 31, 2007 of $116,850.

During the second quarter of fiscal year end November 30, 2007, a major shareholder and officer of Forster received a finders fee from Ridgeway Petroleum Corporation associated with that individual’s effort in raising equity funds for Ridgeway Petroleum Corporation. During the nine months ended August 31, 2007, Forster acquired a drilling rig from Ridgeway, and also entered into a one rig ten well drilling contract with Ridgeway.

In August 2007, a related party advanced Forster $25,000. The advance is non interest bearing and is not evidenced by a note.

During the quarter ended August 31, 2007, related parties loaned Forster at total of $175,000 in four separate notes. Each incurs interest at the rate of 10% and is due with an original date of sixty days from the date of the loan. The related parties were issued 17,500 shares of Forster commons stock as part of the loan agreements. Forster has the option to extend repayment by another 120 days on each note. Forster must issue Forster common stock equal to 10% of the face of the loan if the option to extend payment is exercised.

During the quarter ending August 31, 2007, Forster made payments on related party loans in the amount of $64,900.

The office lease in Houston, Texas has been guaranteed by a major shareholder and a director of Forster.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to August 31, 2007 and as of the date of this report, Forster borrowed $247,337 from related parties. The borrowings are evidenced by several notes, each bearing an interest rate of 10% and due and payable in 180 days from the date of the loan. Forster must issue 24,734 shares of Forster common stock as part of the loans.

Subsequent to the quarter ended August 31, 2007, Forster authorized a private placement up to 700 units to accredited investors at a purchase price of $7,500 per unit. Each unit offered consists of 10,000 common shares or Forster stock and a two year warrant to purchase 5,000 shares of Forster common stock at $1.50 per share. The units are being offered on a best efforts basis through the officers and directors and NASD registered broker dealers and other authorized third parties. Subsequent to the execution of the private placement, and before the date of this report, seven and a half units have been sold for $56,250.

The Chesapeake contract for one of the Forster rigs expired in September 2007 and the rig was released by Chesapeake in October 2007. The company, as of the filing date, has no rigs under contract for work.

On September 30, 2007, trusts related to one of the officers and directors advanced $100,000 to Forster. At the time of filing there is not a note to evidence this advance.

Subsequent to August 31, 2007, Forster accepted the resignation of one of the members of its board of directors, Fred Forster, Jr., and elected a new board of director, Frederick Doutel, to fill the vacant board seat.

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

Overview

We are in the business of manufacturing new rigs, assembling rigs from parts, and refurbishing and reactivating older rigs to earn drilling contract revenue from oil and gas producers (operators). During the third fiscal quarter, we received drilling contract revenue from two rigs in operation. Both of these drilling contracts expired pursuant to their terms in September 2007. We are building our fleet of land rigs, and have (i) one rig that was deployed pursuant to a recently completed one-year term daywork drilling service contract with Chesapeake Energy and is currently undergoing major maintenance by us for deployment pursuant to a daywork contract expected to be entered into in with an operator in fourth quarter of 2007, (ii) a second rig that was deployed pursuant to a recently completed multi-well daywork contract with Ridgeway Arizona Oil Corp. and is currently undergoing major maintenance by us for deployment pursuant to a daywork contract expected to be entered into with an operator in the fourth quarter of 2007, (iii) a third and fourth rig in which we are in the process of purchasing component parts/refurbishing/assembling for anticipated deployment in a few months, and (iv) miscellaneous component parts for future rigs we plan to acquire additional components for, refurbish, assemble and deploy. In addition to providing drilling services, we intend to provide the crews and equipment used in the operation of these drilling rigs. Our business strategy is focused on the re-manufacturing and deployment of drilling rigs. Re-manufacturing includes the refurbishment and renovating of used drilling parts and the assembly of the parts to complete a drilling rig. We are marketing our drilling services to oil and natural gas exploration and production companies operating in Arizona, New Mexico and Texas.

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

Results of Operations

Revenues increased from $1,466,000 to $5,781,607 for the nine months ended August 31, 2007, as a result of contract drilling operations.

Total operating expenses increased from $2,751,858 to $3,312,713 for the nine months ended August 31, 2007, reflecting increased business operations in the field and in our corporate office. Rig refurbishment and related expenses increased from $337,568 to $686,597. Consulting and professional fees increased from zero to $1,385,829. Other general and administrative expenses decreased from $2,405,880 to $790,213.

Net loss decreased from $3,676,549 to $3,514,079.

Liquidity

Historical Financial Data

At August 31, 2007, we had total assets of $12,452,379, total liabilities of $9,032,198, and a working capital deficit of $8,511,636. After giving effect to the receipt of anticipated drilling rig contract receivables, we believe we will need to raise a minimum of $6,500,000 to fund our working capital needs through fiscal 2007. Working capital needs include the retirement of approximately $265,000 of indebtedness and the completion of a third rig (anticipated to cost, with upgrades $900,000). We currently have insufficient cash on hand to fund operations and the collection of outstanding receivables is insufficient to sustain operations through November 31, 2007.

Credit Facilities and Outstanding Debt

As of August 31, 2007, we had approximately $2,122,102 in outstanding bank debt. The debt is represented by the following: (i) a note with a current balance of $27,928, which bears an interest rate of 8.7% compounded monthly, requires a monthly principal and interest payment of approximately $700 and matures in June 2011; (ii) a note with a current balance of $20,508, which bears an interest rate of 8.5%, requires monthly principal and interest payments of approximately $935 and matures in July 2009; (iii) a note with a current balance of $226,667, which bears an interest rate of prime plus 1%, requires monthly principal payments of approximately $1,333 plus interest with a $161,353 final balloon payment due in October 2011; (iv) a bank loan with a current balance of $1,414,036, which bears an initial variable interest rate of prime plus 3% and requires us to make monthly principal and interest payments of approximately $55,990, matures in December 2009 and is secured by one of our drilling rigs; (v) a bank loan with a current balance of $221,706, which bears an annual interest rate of Wall Street Prime plus one percentage point (currently 9.25%), requires monthly principal and interest payments of approximately $8,316, matures in February 2010 and is secured by one of our drilling rigs; (vi) a bank loan with a current balance of $211,257, which bears an initial rate of Wall Street Prime plus three percentage points (currently 11.25%), requires monthly principal and interest payments of approximately $8,373, matures in December 2009 and is secured by two CAT engines.

As of August 31, 2007, Forster had a total of $3,146,000 in subordinated convertible debt, and issued 1,258,400 shares of common stock as additional consideration. These notes obligate us to make quarterly interest payments in cash or stock at the discretion of the investor, bear a 12% interest rate per annum and have a conversion price of $2.00 per share. Forster has granted certain piggy back registration rights in connection with these notes. These notes generally mature twelve months from the date of the borrowing.

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

Contractual Commitments

A tabular disclosure of our contractual obligations at August 31, 2007, is as follows:

	Payments due by period
	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facilities	$5,570,326	$1,618,647	$503,455	-

Operating Leases	$65,307	$122,653	-	-

Employment and consulting contracts	$150,000	$150,000	-	-

Total	$5,785,633	$1,891,300	$503,455	-

Off-Balance Sheet Arrangements

As of August 31, 2007, the Company had no off-balance sheet arrangements.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer have identified deficiencies that existed in the design or operation of our internal control over financial reporting that they considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

Changes in Internal Control Over Financial Reporting

There has been no significant change in Forster Drilling’s internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, Forster Drilling’s internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

In September 2007, the Company and certain of it current officers and directors agreed to settle a pending civil lawsuit, alleging failure to pay the defendants’ salary and bonus shares of Forster common stock. The parties agreed to settle on the following terms: (i) payment by the Company of 450,000 shares of Forster common stock; (ii) payment by Messrs. Thompson and Forster of 1,100,000 shares of Forster common stock; and (iii) the payment of $250,000 with $100,000 due upon execution of the settlement agreement and the balance to be evidenced by a one-year note. It is expected this settlement agreement will be executed in October 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below is certain information concerning issuances of common stock during the third quarter ended August 31, 2007, and to the date of this report, that were not registered under the Securities Act of 1933 (“Securities Act”):

In June, July and August of 2007, Forster borrowed $735,000 from third parties and as additional consideration for such loans, agreed to issue a total of 241,500 shares of common stock to the note holders.

In August 2007, the Company issued 62,500 shares as consideration for past consulting services rendered.

In July 2007, the Company issued 100,000 shares as part of a severance package to a terminated employee.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

In September 2007, Forster accepted the resignation of one the members of its board of directors, Fred Forster, Jr., and elected a new board of director, Frederick Doutel, to fill the vacant board seat.

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

FORSTER DRILLING CORPORATION

By:	/s/ F. E. FORSTER, III
F. E. Forster, III, Chief Executive Officer

Date: October 22, 2007

Signature	Title	Date

/s/ F. E. FORSTER, III F. E. Forster, III	Chairman of the Board and Chief Executive Officer	October 22, 2007

/s/ BUD NAJVAR	Chief Financial Officer	October 22, 2007

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by F. E. Forster, III, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Bud Najvar, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by F. E. Forster, III, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Bud Najvar, Chief Financial Officer