Form 10KSB
period 2007-11-30
FORSTER DRILLING CORP
filed 2008-03-14
CIK 744667

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-29603

Forster Drilling Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	91-2070995
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2425 Fountain View, Suite 305, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:      (713) 266-8005

Former Name: Not Applicable

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Issuer’s revenues for the year ended November 30, 2007 were $6,175,905.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on February 29, 2008 was $16,669,039.

As of March 6, 2008, the registrant had 46,910,593 shares of common stock outstanding.

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

General

We are in the business of owning and operating a fleet of land-based drilling rigs focusing on superior service to our customers. Our fleet is comprised of rigs and other drilling equipment fabricated either at our facility and/or purchased from venders. Our fleet currently consists of (i) Rig 15 which requires an additional $500,000 in supplies and equipment in order to be deployed as expected in mid-April 2008 pursuant to a long term multi-well daywork contract for Limestone Exploration LLC., (ii) Rig 12 which deployed in February 2008 pursuant to a multi-well contract for J. Cleo Thompson & James Cleo Thompson, Jr., L.P., (iii) Rig 42 which deployed in December 2007 pursuant to a multi-well contract and is currently providing drilling services in Arizona for Enhanced Oil Resources, (iv) Rig 22 which is being evaluated for market potential and could be deployed with an additional investment of approximately $1,100,000 for refurbishment and upgrade if an acceptable drilling contract is negotiated, and (v) Rig 42 which just completed a multi-well contract for Enhanced Oil Resources and is currently being evaluated to determine how or if to be deployed in the future. The Company also maintains miscellaneous component parts for the refurbishment and assembly of future rigs. We are also engaged in complicated, customized equipment repairs, fabrication, and refurbishment for outside customers seeking expert work.

Organizational History

We were organized May 1987 under the name Process Technology, Inc. (“Process”) and did not conduct any significant business operations for the five years prior to May 2006. In June 2006, we entered the oil and gas industry through the acquisition of all of the capital stock of Forster Tool & Supply, Inc., a Nevada corporation (“Forster Tool”), in exchange for 40,055,463 shares of our stock, which represented approximately 95% of Process’ issued and outstanding shares of common stock at the time of the closing (the “Reorganization”). In connection with the Reorganization, we changed our name to Forster Drilling Corporation. Forster Tool was organized in March 2005 and has operated in the oil and gas industry, primarily remanufacturing and refurbishing drilling rigs and drilling rig parts, since its inception. As a result of the Reorganization, Forster Tool became our wholly owned subsidiary and our financial statements became those of Forster Tool. In June 2006, we organized two additional wholly-owned subsidiaries: (i) Forster Drilling Inc., a Texas corporation, to conduct our U.S. land based contract drilling activities and (ii) Forster Exploration & Production, Inc., a Nevada corporation, to conduct our U.S. based exploration and production activities. Any and all reference to “Forster”, the “Company,” “we,” “our” or “us” means Forster Drilling Corporation collectively with each of the three subsidiaries.

Business Strategy

Our business strategy is focused on providing high quality drilling equipment and experienced employees to provide production efficient and cost effective services to our customers.

Providing high quality drilling equipment and personnel is a key focus to our business. We believe we are able to provide the highest quality drilling equipment by utilizing our re-manufacturing facilities located in Odessa, Texas. Re-manufacturing includes the refurbishment and fabrication of new and used drilling equipment and the assembly of the components to complete new drilling rigs. We believe we are able to provide experienced drilling crews through our collective knowledge and contacts throughout the industry.

We believe that there currently exists a high demand for upgraded, modern land drilling rigs. Our goal is to provide an updated, modern fleet of drilling rigs capable of furnishing the complicated needs of our customers. Utilizing new technology integrated with proven dependability; we expect to deliver powerful and reliable drilling equipment.

Market Conditions In Our Industry

The United States contract land drilling industry is cyclical. Volatility in oil and natural gas prices can produce significant changes in the overall level of drilling activity in the markets, affecting both the demand for future drilling services and the day-rates we anticipate charging. The availability of financing, prevailing oil and natural gas prices and the outlook for future oil and natural gas prices strongly influence the drilling capital expenditures of oil and natural gas producers.

Industry Trends

We believe that the following trends in our industry can benefit our future operations:

Increased decline rates in natural gas basins in the U.S.  According to the federal Energy Information Administration (“EIA”), even though the number of U.S. natural gas wells drilled has increased significantly, a corresponding increase in production has not been realized. We believe that a significant reason for the limited supply response, even as drilling activities have increased, is the accelerating decline rates of production from new natural gas wells drilled. A study published by the National Petroleum Council in September 2003 concluded, from analysis of production data over the preceding ten years that as a result of domestic natural gas decline rates of 25% to 30% per year, 80% of natural gas production in ten years will be from wells that have not yet been drilled. We believe that this tends to support a sustained higher natural gas price environment, which should create incentives for oil and natural gas exploration and production companies to increase drilling activities in the U.S.

The drilling industry is rebounding from a twenty-year downturn. According to a Raymond James research report in July 2005 entitled, “How Big Will the Drilling Fleet be by 2010?” In the early 1970’s, manufacturers began producing rigs and capital equipment in order to facilitate a burgeoning industry. However, when oil & gas prices collapsed in the early 1980’s, oil companies withdrew their demand for rigs, and the industry was left with an excess rig supply. Over the past twenty years, instead of building new equipment and new rigs, operators and drillers alike have consumed that excess supply built in the 1970’s. The industry is currently at a point where that excess supply has been cannibalized, and the existing rig fleet averages 25 years in age. Therefore, we believe that companies with the expertise and facilities to update, refurbish, manufacture and put into service modern land drilling rigs with high quality equipment will hold a strategic advantage over those companies waiting for new rigs to come off the assembly line.

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

Land Drilling Contracts

Our business is dependent upon the level of drilling activity by oil and gas exploration and production companies operating in the three (3) geographic markets in which we operate. Contracts for drilling oil and natural gas wells are obtained through competitive bidding or as a result of negotiations with oil and gas exploration and production customers. Contract terms offered by customers will be dependent on the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work. The majority of drilling contracts are typically subject to termination by the customer on short notice with little or no penalty. Presently, the industry practice is to enter into multi-well contracts with a specific number of wells or a defined term. Most contracts include a provision for contract extension upon completion.

Daywork Contracts

We currently have entered into three (3) day-work drilling contracts. Rig No. 42 was deployed in December 2007 pursuant to a day-work contract at standard market rates. Rig No. 12 was deployed in February 2008 pursuant to a day-work contract at standard market rates. Rig 15 has just completed a yearly rework and is expected to be deployed in late mid-April 2008 pursuant to a day-work contract at standard market rates. We intend to continue negotiations to acquire additional drilling rigs for potential use in long term multi-well contracts. Under day-work drilling contracts, Forster provides the drilling equipment and the personnel required to operate the equipment.

Footage Contracts

We currently do not have any footage contracts. Under footage contracts, we would contract to drill a well to a certain depth under specified conditions for a fixed price per foot. The customer would provide drilling fluids, casing, and cement as well as well design expertise. These contracts would require us to bear the cost of services and supplies that we provide until the well has been drilled to the agreed total depth. If we drill the well in less time than estimated, we would have the opportunity to improve our profits over those that would be attainable under a daywork contract. Future revenues would be reduced and losses may be incurred if the well requires more days to drill to the contracted depth than estimated. Footage contracts generally contain greater risks for a drilling contractor than daywork contracts. Under footage contracts, the drilling contractor assumes certain risks associated with loss of the well from fire, blowouts and other risks. We do not plan to seek footage contracts in the near future.

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

Concentration of Customers

We provide two primary services in the oil and gas industry: 1) contract land drilling services; and 2) refurbishment and sales of drilling rigs and rig parts. Our refurbishment operations are located in Odessa, Texas. For the fiscal year ended November 30, 2007, 100% of our total revenues were generated from drilling contracts entered into with two customers, each of which contributed in excess of 10% to our total revenues.

Drilling Equipment

A land drilling rig consists of a platform, mast, fluid pumps and pits, engines, hoisting systems, a rotating driver, well control equipment and other related auxiliary equipment. Diesel or gas engines are typically the main power sources for a drilling rig. Power requirements for drilling jobs may vary considerably, but most land drilling rigs employ two or more engines to generate between 500 and 2,000 horsepower, depending on well depth and rig design. There are numerous factors that differentiate land drilling rigs, including their fluid delivery systems (pumps) and their drilling depth capabilities. The actual drilling depth capability of a rig may be less than or more than its rated depth capability due to numerous factors, including the size, weight and amount of the drill pipe on the rig. The intended well depth and the drill site conditions determine the amount of drill pipe and other equipment needed to drill a well. Generally, land rigs operate with crews of four to five persons. We intend to build a fleet primarily comprised of rigs with capacities below 8,000 feet which will allow for services to reach both oil and natural gas deposits. We expect this will give us a competitive advantage over other drillers whose rigs are capable of only reaching shallower oil deposits. In addition to our primary fleet of deeper rigs, we intend to acquire a limited number of specialized drilling rigs customized and targeted specifically for horizontal and multi lateral drilling.

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

•
High Quality Modern Rig Fleet - Our strategy is to deploy modern, updated, refurbished drilling rigs. Our expectation is that these newly refurbished drilling rigs will offer more advanced capabilities to our customers while incurring decreased maintenance costs when compared to older drilling rigs.

•
Specialized Rigs - We expect to soon offer specialized drilling rigs customized and targeted specifically for horizontal and multi lateral drilling. This will allow us to strategically offer our services in an aggressively growing segment involving advanced drilling techniques.

•	Drilling Depth - We are purposefully building a fleet concentrating on rigs with depth capacities exceeding 8,000 feet allowing us to provide drilling service wells for both oil and gas wells.

•
Current Demand for Land Drilling Rigs - We believe the current demand for land drilling rigs driven by high natural gas prices and relatively low supply of drilling rigs present opportunities for entering into drilling contracts.

•	Industry Experience - We believe the current management and board of directors collectively have an impressive resume of experience and relationships throughout the industry.

•
Capable Manufacturing Facility - We own a drilling rig manufacturing facility located in Odessa, Texas. The Odessa manufacturing facility is capable of rebuilding used drilling rigs and manufacturing individual rig components. The facility consists of five fenced acres, two 30,000 square foot "rig hangers," each with twin overhead electric cranes for heavy equipment mobilization and assembly, a stand alone welding shop with sand floor, machine shop, sandblasting and painting booth, and offices. Our manufacturing crews possess the experience and technical skills needed to produce the equipment we expect to deploy.

•
Location - Our Permian Basin manufacturing facility and offices located in Houston place our company in one of the largest petroleum producing regions of the United States. We believe we will be able to respond to market conditions quickly in the Permian Basin because of the location of our manufacturing facility.

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

Employees, Consultants and Contractors

As of the date of this Annual Report, we have 47 employees (5 of which are executive officers) and 7 contractors and consultants. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

We are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. Investors should evaluate us in light of the problems and uncertainties frequently encountered by new companies. We have incurred losses since inception, and we expect to incur additional net losses in this fiscal year. As our revenues are not sufficient to fund our operation expenses, we will continue to be dependent on external sources of financing for funding business operations.

Our financial statements indicate a going concern qualification.

We incurred a net loss of $5,593,531 in fiscal 2007 and had a working capital deficit of $8,699,608 as of November 30, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We will be required to raise additional capital on a best efforts basis to retire outstanding current liabilities and to fund our business operations.

To execute our business strategy, we will require more capital. Historically, we have financed our operations through the sale of our common stock and certain borrowings, and we expect to continue to depend on outside debt and equity financings to sustain our operations. As of November 30, 2007, we had approximately $1,200,000 in bank debt, approximately $9,600,000 in other current liabilities and approximately $2,500,000 in long-term debt. In January 2008, the Company raised net proceeds of approximately $5,000,000 through the issuance of long-term debentures (“January Financing”). The Company used the net proceeds from the January Financing to retire all of its bank debt and approximately $3,800,000 of its current liabilities. The Company is required to utilize 75% of the net revenues generated from drilling contracts entered into by the Company associated with Rigs 12, 15, 22 and 41 to retire the January Financing. Management intends to use the remaining 25% of such net revenues, along with proceeds from additional debt or equity financings, to fund the Company’s business operations for the remainder of this current fiscal year. The Company will need to raise additional capital in fiscal 2008 to fund operations as follows: (i) up to approximately $7 million to retire current liabilities; (ii) amounts necessary to supplement the 25% of net revenues remaining after the payments to retire the January Financing, which as of the date hereof we are unable to estimate; and (iii) amounts that will be needed to acquire component rig parts to expand our fleet of rigs. We have no credit facilities in place, nor do we have any firm commitments for equity capital investments; accordingly, we will rely on best efforts financings to fund operations in fiscal 2008. If we raise money through the issuance of equity securities, this may cause measurable dilution of our common stock. In the event that financing from third parties does not materialize in a timely manor, our ability to fund our operations and execute our business plan will be at risk. If we are unable to secure sufficient capital from external sources to fund our operations, measures will be taken to liquidate assets sufficient to satisfy working capital needs. There is no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company or at all.

Concentration of customers makes us reliant on certain customers for substantially all our revenue.

During the fiscal year ended November 30, 2007, we had two customers that accounted for substantially all of our revenues. We expect that we will have three customers in fiscal 2008 that will each account for in excess of 10% of our revenues this fiscal year. The loss of any of our customers will have a material adverse impact on our results of operations.

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

We plan to conduct our operations in Arizona, New Mexico and Texas. A material reduction in the levels of exploration and development activities in Arizona, New Mexico and Texas due to a variety of oil and natural gas industry risks or an increase in the number of rigs mobilized into Arizona, New Mexico and Texas could negatively impact our future dayrates and utilization rates, which, in turn, could adversely affect our future revenues.

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

Forster’s principal executive offices are located at 2425 Fountain View, Suite 305, Houston, Texas 77057, and its telephone number is (713) 266-8005. The executive office space is approximately 5,000 square feet and Forster pays a standard market rate on a month to month basis. Forster owns a 30,000 square foot premises located in Odessa, Texas, which houses Forster’s manufacturing facility. This facility is currently operational, providing the physical requirements to refurbish the Oil Rig Related Assets, including overhauling and refurbishing draw works, pumps, and other components, and sandblasting and painting of the various rig components.

ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time a defendant (actual or threatened) in certain lawsuits and claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.

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

	High	Low
Year 2007
Quarter ended November 30	$1.05	$0.70
Quarter ended August 31	$1.50	$0.80
Quarter ended May 31	$1.85	$1.50
Quarter ended February 28	$2.40	$1.60

Year 2006
Quarter ended November 30	$2.75	$1.75
Quarter ended August 31	$3.25	$2.63
Quarter ended May 31	$5.00	$1.00
Quarter ended February 28	$0.50	$0.15

Holders

As of March 6, 2008, there were approximately 531 stockholders of record of the Company's common stock.

Dividends

We have not paid dividends since inception nor do we anticipate that any cash dividends will be paid in the foreseeable future.

Equity Compensation Plan Information

We have not adopted a compensation plan to date, but we intend to adopt a plan in the future. We have not issued any options or warrants to employees.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported, in the fourth quarter of fiscal 2007 and to date:

On October 10, 2007, the Company issued 100,000 shares of Company common stock to an individual as consideration for services rendered valued at $99,000.

On October 10, 2007, the Company issued 45,338 shares of Company common stock to two parties as consideration for extending the maturity of $328,380 in indebtedness.

On November 29, 2007, the Company issued 75,000 shares of Company common stock to an individual as consideration for extending the maturity of $200,000 in indebtedness.

On November 29, 2007, the Company issued 450,000 shares of Company common stock to four individuals to fund partial settlement of outstanding litigation.

On December 19, 2007, the Company issued 382,951 shares of Company common stock and a two-year warrant to purchase 765,902 shares of Company common stock at a price of $1.00 per share to an individual as consideration for the cancellation of $382,951 in outstanding indebtedness.

On December 19, 2007, the Company issued 10,610 shares of Company common stock to 27 parties as consideration for extending the maturity of $586,000 in indebtedness.

On December 19, 2007, the Company issued 389,808 shares of Company common stock to six parties as consideration for lending $190,000 to the Company.

On January 15, 2008, the Company issued 10,000 shares of Company common stock to an individual as consideration for lending $300,000 to the Company.

On January 17, 2008, the Company issued 100,000 shares of Company common stock to an individual as consideration for the cancellation of $50,000 in outstanding indebtedness.

On January 22, 2008, the Company issued 7,210 shares of Company common stock to 21 parties as consideration for lending $735,000 to the Company.

On March 1, 2008, the Company issued 800,000 shares of Company common stock and a two-year warrant to purchase 408,882 shares of Company common stock at a price of $1.00 per share to an individual as consideration for the cancellation of $400,000 in outstanding indebtedness.

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

Overview

The Company has not generated any profits since its inception in March 2005 and has incurred significant operating losses. From an accounting standpoint, the financial statements of Forster Tool are the financial statements of the Company. The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Company's financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raised substantial doubt about its ability to continue as a going concern.

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

Results of Operations

Revenues increased from $2,544,763 for the 2006 fiscal year to $6,175,905 for the 2007 fiscal year, as a result of increased operations in 2007. Cost of sales increased from $1,501,973 in 2006 to $3,687,687 in 2007 as a result of increased operations as well. Gross profit increased from $1,042,790 in 2006 to $2,488,218 in 2007.

Total operating expenses increased from $4,175,282 in 2006 to $4,438,300 in 2007. Rig refurbishment and related expenses increased from $727,103 in 2006 to $764,936 in 2007. Depreciation and amortization expense increased from $76,387 in 2006 to $550,340 in 2007, as a result of added drilling equipment. Consulting and professional fees decreased from $2,619,383 in 2006 to $1,557,940 in 2007 as a result of cost elimination implementations. Salaries and wages increased from zero in 2006 to $484,120 in 2007 as a result of adding additional personnel to handle expanded operations. Other general and administrative expenses increased from $752,409 in 2006 to $1,080,964 in 2007, as a result of additional insurance, facility equipment upgrades and increased costs associated with complying with federal securities laws and regulations governing public companies.

Operating loss decreased from $3,132,492 in 2006 to $1,950,082, primarily as a result of increased revenues in 2007 offsetting relatively similar operating expenses in 2007 and 2006. Other expenses increased from $1,922,765 in 2006 to $3,643,449 in 2007, primarily as a result of an increase in interest expense of $2,097,575. Substantially all of the interest expense is comprised of non-cash charges related to the Company’s financings activities. Net loss increased from $5,055,257 in 2006 to $5,593,531 in 2007 and basic and diluted net loss per share decreased from $0.13 in 2006 to $0.12 in 2007.

Net cash flow from operations decreased from $39,476 that was provided from operating activities in 2006 to $302,047 that was used in operating activities in 2007, primarily as a result of higher than expected rig operating costs, particularly crew costs and rig maintenance. Net cash used in investing activities increased from $5,318,518 in 2006 to $5,493,413 in 2007. Net cash provided by financing activities increased to $5,787,012 in 2007 from $5,303,321 in 2006.

Liquidity

Historical Financial Data

At November 30, 2007, we had total current assets of $916,946, total current liabilities of $9,616,554, and a working capital deficit of $8,699,608. Pursuant to the January Financing, we executed senior and subordinated notes in the aggregate amount of $6,020,000. We are required to utilize 75% of the net revenues generated from drilling contracts entered into by us and our subsidiaries associated with certain of our drilling rigs to retire the January Financing, which leaves 25% of such net revenues to fund current general and administrative expenses for our daily business operations and to pay past-due liabilities.

January 2008 Debt Financing

In January 2008, the Company entered into financing arrangements and executed $4,805,000 10% Senior Secured Notes (the “Senior Secured Notes”) and $1,215,000 17% Subordinated Notes (the “Subordinated Notes”) (collectively, the “Notes”) in the aggregate principal amount of $6,020,000. The Senior Secured Notes were issued under an Indenture of Trust (the “Senior Indenture") between the Company and First Security Bank, Searcy, Arkansas, as the trustee therein ("Senior Note Trustee"), and the Subordinated Notes were issued under an Indenture of Trust (the “Subordinated Indenture”) between the Company and Bank of the Ozarks, Little Rock, Arkansas, as the trustee therein (“Subordinated Note Trustee”). The Trustees entered into an Intercreditor Agreement governing the respective priorities of the Senior Secured Notes and the Subordinated Notes. The net proceeds of the Notes (approximately $5,000,000) were used to retire and refinance certain outstanding indebtedness of the Company, capital expenditures to complete the manufacturing of and deploy Rig 12 and for general working capital purposes.

The material terms of the Notes are as follows: (i) the aggregate principal amount of the Notes is $6,020,000, with the principal amount of the Senior Secured Notes being $4,805,000 and the principal amount of the Subordinated Notes being $1,215,000; (ii) the Notes will mature on January 15, 2013; (iii) the Notes will bear interest at 10% for the Senior Secured Notes and at 17% for the Subordinated Notes; (iv) the Notes will bear and pay interest only on each January 15, April 15, July 15 and October 15 (each an “Interest Payment Date”), commencing on April 15, 2008; (v) the Notes may be redeemed, in whole or in part, at the Company’s option at par on any date upon notice after April 15, 2008; (vi) pursuant to a senior security agreement, the Senior Secured Notes are secured by (a) a first priority security interest in certain equipment and inventory pledged as collateral, (b) a first priority security interest in certain revenues generated from drilling contracts entered into by the Company and its subsidiaries, (c) a senior pledge agreement, (d) a senior deed of trust, and (e) a first priority security interest in all monies held in the funds and accounts created under the Senior Indenture; (vii) pursuant to a subordinated security agreement, the Subordinated Notes are secured by (a) a subordinate security interest in certain equipment and inventory pledged as collateral, (b) a subordinate security interest in certain revenues generated from drilling contracts entered into by the Company or its subsidiaries, (c) a subordinated pledge agreement, (d) a subordinate deed of trust, and (e) a first priority security interest in all monies held in the funds and accounts created under the Subordinate Indenture; and (viii) the Company is required to utilize 75% of the net revenues generated from certain drilling contracts entered into by the Company and its subsidiaries (“Pledged Revenues”) to pay off the Notes prior to maturity as described below.

The Senior Note Trustee established a senior revenue fund under the Senior Indenture (“Senior Revenue Fund”). The Company shall, within ten (10) days of receipt of the Pledged Revenues by the Company or its subsidiaries, be deposited into the Senior Revenue Fund with the Senior Note Trustee for disbursement and deposit as described below. Similarly, the Subordinated Note Trustee established a subordinated revenue fund under the Subordinated Indenture (“Subordinated Revenue Fund”). All Pledged Revenues shall, as and when received by the Subordinated Note Trustee from the Senior Note Trustee pursuant to the distributions to be made by the Senior Note Trustee, be deposited into the Subordinated Revenue Fund.

All monies at any time in the Senior Revenue Fund shall be in the following order: (i) First, to the Senior Revenue Fund for interest payments on the Senior Notes; (ii) Second, to the Subordinated Revenue Fund for interest payments on the Subordinated Notes; and (iii) Third, the remainder shall be applied eighty percent (80%) to the Senior Secured Notes and twenty percent (20%) to the Subordinated Notes and used by each Trustee to redeem Notes, respectively, on each interest payment date.

All monies at any time in the Subordinated Revenue Fund shall be in the following order: (i) First, to the Subordinated Revenue Fund for payment of the Subordinated Notes; and (ii) Second, the balance of the Subordinated Revenue Fund after making all disbursements and providing for all other funds, shall be used for the redemption of the Subordinated Notes pursuant to the Subordinated Note Indenture.

The Senior Note Trustee shall establish a senior note fund under the Senior Indenture (“Senior Note Fund”). It shall be the unconditional obligation of the Company to make payments into the Senior Note Fund, unless sufficient funds exist as a result of the Senior Revenue Fund as described below.

On or before the fifth (5th) calendar day of each month, there shall be paid into the Senior Note Fund, beginning on the fifth (5th) calendar day of February 2008 (pro-rated accordingly for the first payment due April 15, 2008), and continuing on the fifth (5th) calendar day of each month thereafter, until all outstanding Senior Notes with interest thereon have been paid in full, equal to (i) one-third (1/3) of the installment of interest coming due on the Senior Notes on the next Interest Payment Date.

The Subordinated Note Trustee shall establish a subordinated note fund under the Subordinated Indenture (“Subordinated Note Fund”). The Subordinated Note Fund works identically to the Senior Note Fund.

Need for Additional Capital

As of November 30, 2007, the Company had approximately $1,200,000 in bank debt, approximately $9,600,000 in other current liabilities and approximately $2,500,000 in long-term debt. The Company used approximately $5,000,000 in net proceeds from the January Financing to retire all of its bank debt and approximately $3,800,000 of its current liabilities. The Company is required to utilize 75% of the net revenues generated from drilling contracts entered into by the Company associated with Rigs 12, 15, 22 and 41 to retire the January Financing. Management intends to use the remaining 25% of such net revenues, along with proceeds from additional debt or equity financings, to fund the Company’s business operations for the remainder of this current fiscal year. The Company will need to raise additional capital in fiscal 2008 to fund operations as follows: (i) up to approximately $7 million to retire current liabilities; (ii) amounts necessary to supplement the 25% of net revenues remaining after the payments to retire the January Financing, which as of the date hereof we are unable to estimate; and (iii) amounts that will be needed to acquire component rig parts to expand our fleet of rigs. We have no credit facilities in place, nor do we have any firm commitments for equity capital investments; accordingly, we will rely on best efforts financings to fund operations in fiscal 2008. The Company provides no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations. The Company’s viability is contingent upon its ability to receive external financing. Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Contractual Commitments

A tabular disclosure of our contractual obligations at November 30, 2007, is as follows:

	Payments due by period
	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facilities (1)	$1,666,553	$26,468	$6,020,00	--
Operating Leases	$66,088	$105,740	--	--
Employment and consulting contracts	$95,000 (2)	--	--	--
Total	$1,827,641	$132,208	$6,020,000	--
________________________________
(1) Consists of indebtedness secured by Company assets, and does not include unsecured indebtedness owed to third parties or affiliates.

(2) Reflects cash obligations pursuant to an employment agreement and there may be additional share issuance obligations pursuant to this employment agreement.

Off-Balance Sheet Arrangements

As of November 30, 2007, the Company had no off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Forster Drilling Corporation
Houston, Texas

I have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Forster Drilling Corporation (“Forster”), for the year ended November 30, 2006. These consolidated financial statements are the responsibility of Forster’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Forster’s operations and cash flows for the year ended November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Forster will continue as a going concern. As discussed in the consolidated financial statements, Forster has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in the footnotes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/John M. James, CPA
JOHN M. JAMES, CPA
Houston, Texas
March 9, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Forster Drilling Corporation
Houston, Texas

We have audited the accompanying balance sheet of Forster Drilling Corporation (the “Company”) as of November 30, 2007, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forster Drilling Corporation as of November 30, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
March 12, 2008

FORSTER DRILLING CORPORATION
CONSOLIDATED BALANCE SHEET

November 30,
ASSETS	2007

Current assets:
Cash and cash equivalents	$15,831
Trade accounts receivable, net	447,789
Prepaid insurance and other	453,326

Total current assets	916,946

Land	180,335
Building	323,665
Drilling rigs and related equipment	6,177,297
Transportation, office and other equipment	184,524
Construction in progress: drilling rigs and related equipment	5,432,301
Total fixed assets	12,298,122
Accumulated depreciation	(622,462)
Net fixed assets	11,675,660

Other assets	205,189

Total assets	$12,797,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion notes payable to related parties	$1,050,180
Current portion of notes payable	4,613,090
Accounts payable	2,172,368
Wages payable	14,462
Taxes payable	917,031
Accrued liabilities	364,627
Stock Payable	102,106
Settlement payable	250,000
Advances from stockholders	132,690
Total current liabilities	9,616,554

Notes payable to related parties, net of current maturities	1,191,389
Notes payable, net of current maturities	1,329,598
Total long term debt	2,520,987

Total liabilities	12,137,541

Stockholders’ equity:
Preferred stock, $0.25 par value per share, 12,500,000 shares authorized, 5,831 issued and outstanding	1,459
Common stock, $0.002 par value per share, 200,000,000 shares authorized, 46,171,128 issued and outstanding	92,344
Additional paid-in capital	13,168,768
Accumulated deficit	(12,602,317)
Total stockholders’ equity	660,254
Total liabilities and stockholders’ equity	$12,797,795

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended November 30, 2007 and 2006

	2007	2006

REVENUES:
Contract drilling revenues	$6,175,905	$1,078,763
Sales of rigs and component parts	-	1,466,000
Total revenues	6,175,905	2,544,763

COST OF SALES:
Contract drilling revenues	3,687,687	501,973
Sale of rigs and component parts	-	1,000,000
Total cost of sales	3,687,687	1,501,973

GROSS PROFIT	2,488,218	1,042,790

Operating expenses:
Rig repairs and related expenses	764,936	727,103
Depreciation and amortization expense	550,340	76,387
Consulting and professional fees	1,557,940	2,619,383
Salaries and wages	484,120	-
Other general and administrative expenses	1,080,964	752,409
Total operating expenses	4,438,300	4,175,282

OPERATING LOSS	(1,950,082)	(3,132,492)

Other expenses:
Cost of reverse merger	-	515,360
Loss on settlement of debt	835,000	755,433
Other expenses	58,902	-
Interest expense	2,749,547	651,972

LOSS	$(5,593,531)	$(5,055,257)

Basic and diluted net loss per share	$(0.12)	$(0.13)

Weighted average common shares outstanding	45,210,514	40,388,348

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended November 30, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance November 30, 2005	-	-	36,529,929	$73,060	$2,698,985	$(1,953,528)	$818,517
Shares retained by Process Technology shareholders in reverse merger	5,831	1,459	2,000,004	4,001	(4,000)		1,460
Shares issued for services	-	-	581,058	1,162	1,588,516		1,589,678
Share issued for assets	-	-	260,000	520	701,480		702,000
Shares issued for payment of debt	-	-	818,834	1,638	997,295		998,933
Shares issued as part of debt	-	-	266,500	533	326,635		327,168
Shares issued for settlement of dispute	-	-	50,000	100	99,900		100,000
Stock issued for cash	-	-	3,722,200	7,444	2,978,925		2,986,369
Discount related to beneficial conversion feature on convertible notes payable	-	-	-	-	770,250		770,250
Debt discount on note payable	-	-	-	-	47,382		47,382
Warrants	-	-	-	-	41,213		41,213
Net loss	-	-	-	-	-	(5,055,258)	(5,055,258)

Balance November 30, 2006	5,831	1,459	44,228,525	88,458	10,246,581	(7,008,786)	3,327,712
Shares issued for services	-	-	92,500	185	165,240	-	165,425
Shares issued as severance pay			100,000	200	98,800		99,000
Shares issued with loans including discounts and related beneficial conversion feature	-	-	1,056,238	2,113	1,793,208	-	1,795,321
Shares issued for interest	-	-	75,000	150	106,993	-	107,143
Shares issued for converted debt	-	-	168,865	338	165,525	-	165,863
Shares issued in a settlement	-	-	450,000	900	584,100	-	585,000
Warrants	-	-	-	-	8,321	-	8,321
Net loss	-	-	-	-	-	(5,593,531)	(5,593,531)

Balance November 30, 2007	5,831	$1,459	46,171,128	$92,344	$13,168,768	$(12,602,317)	$660,254

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(5,593,531)	$(5,055,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	272,746	1,729,605
Loss on sale or exchange of assets	-	416,639
Amortization of beneficial conversion feature and debt discount	2,038,018	556,026
Depreciation	550,338	79,524
Loss on settlement of debt	835,000	313,433
Compensation expense on facility purchase		442,000
Cost of merger		500,000
Interest paid with common stock	107,143	-
(Increase) in accounts receivable	(247,789)	(186,589)
(Increase) in prepaids	(124,611)	(328,715)
(Increase) in other assets	(116,341)	(88,848)
Increase in accounts payable	1,182,696	792,550
Increase (decrease) in deferred revenue	(334,218)	334,218
Increase in accrued expenses & other liabilities	1,128,502	493,677
Non cash warrants	-	41,213
Net cash (used) provided by operating activities	(302,047)	39,476

Cash flows from investing activities:
Purchases of fixed assets	(5,493,413)	(5,318,518)
Net cash used in investing activities	(5,493,413)	(5,318,518)

Cash flows from financing activities:
Proceeds from sale of common stock	-	2,986,369
Proceeds from related party borrowings	1,891,726	1,521,500
Proceeds from third party borrowings	5,925,869	2,233,279
Advances from related parties	(114,750)	17,940
Payments on related party borrowings	(305,840)	(514,450)
Payments on third party borrowings	(1,609,993)	(941,317)
Net cash provided by financing activities	5,787,012	5,303,321

Increase (decrease) in cash and cash equivalents	(8,448)	24,279
Cash and cash equivalents, beginning of period	24,279	-
Cash and cash equivalents, end of period	$15,831	$24,279

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	385,500	34,634
Non-cash investing and financing activities:
Paid debt with common stock	165,863	805,500
Purchased assets with common stock	-	836,128
Purchased drilling rig parts with note payable to seller	58,750	10,500
Discount on notes payable	1,058,398	302,431
Discount of notes for beneficial conversion feature	736,923	324,361

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
Notes to Consolidated Financial Statements
November 30, 2007

NOTE 1 - ORGANIZATION

Forster Drilling Corporation (“Forster”) purchases and refurbishes drilling rig parts and assembles complete land drilling rigs through its wholly-owned subsidiary, Forster Tool and Supply, Inc., and provides contract land drilling services to oil and natural gas exploration and production companies through its wholly-owned subsidiary, Forster Drilling, Inc.

In May 1987, Forster’s predecessor, Process Technology Systems, Inc. (“Process”), was incorporated in Nevada. On March 22, 2005, Forster Drilling Corporation (“FDC”) was incorporated in Nevada, and operated as a privately-held development stage company focused upon purchasing and renovating drilling rig component parts and assembling complete land drilling rigs. On June 20, 2006, Process acquired FDC in a reverse merger transaction, making FDC a wholly-owned subsidiary of Process. In connection with the reverse merger, FDC changed its name to Forster Tool & Supply, Inc., (“FTC”) and Process changed its name to Forster Drilling Corporation (“Forster”). On February 16, 2006, Forster Drilling, Inc. (“FDI”) was incorporated in the state of Texas as a wholly-owned subsidiary of Forster. FDI operates land drilling rigs and provides contract land drilling services for oil and gas exploration and development companies. On June 20, 2006, Forster Exploration & Production, Inc. (“FEP”) was incorporated in the state of Texas as a wholly-owned subsidiary of Forster. FEP is currently inactive.

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

Accounts Receivable. Forster records trade accounts receivable at the amount invoiced to customers. Substantially all of the Forster’s accounts receivable are due from companies in the oil and gas industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when Forster believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. Forster determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Forster’s previous loss history, the customer’s current ability to pay its obligation to Forster and the condition of the general economy and the industry as a whole. Forster writes off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At November 30, 2007, Forster’s allowance for doubtful accounts was $0.

Prepaid Expenses. Prepaid expenses include items such as interest, insurance and fees. Forster routinely expenses these items in the normal course of business over the periods these expenses benefit.

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

Construction in progress includes one drilling rig being assembled, purchased rig components for additional rigs to be assembled in the future, and spare parts and materials to be placed in service on rigs completed in the future. Amounts included in construction in progress have not been placed in service and therefore are not being depreciated at November 30, 2007.

Forster reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, Forster recognizes an impairment loss based upon fair value of the asset.

Deferred Revenue.  Forster's deferred revenue consists primarily of payments received in advance of revenue recognition from the sale of its drilling rig services.  It also includes the net unamortized amount of mobilization revenues in excess of mobilization costs. Forster has no deferred revenues at November 30, 2007.

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

Newly Issued Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS No. 157 will have on the Company’s financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently analyzing the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141"). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. The implementation of SFAS 141(R) is not expected to have a material effect on the financial condition or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

Forster does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

Reclassifications. Certain reclassifications have been made to the November 30, 2006 consolidated financial statements to conform to the presentation for the year ended November 30, 2007.

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Forster incurred a net loss of $5,593,531 during the year ended November 30, 2007 and had a working capital deficit of $8,699,608 as of November 30, 2007. These conditions raise substantial doubt as to Forster's ability to continue as a going concern. Management is attempting to raise additional capital through anticipated debt and equity offerings. The financial statements do not include any adjustments that might be necessary if Forster is unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at November 30, 2007:

Unsecured notes payable to related party trusts, principal and interest at 10% per annum payable at maturity dates ranging form August 2008 through November 2008	1,191,389

Unsecured notes payable to related parties, principal and interest at 10% per annum payable November 2009 (1)	1,050,180

Total notes payable to related parties	2,241,569

Less current maturities of notes payable to related parties	(1,050,180)

Notes payable to related parties, net of current maturities	$1,191,389

Additional information on notes payable to related parties

(1)	The unsecured notes payable include, among other notes, the following:

As part of the reverse merger transaction on June 20, 2006, Forster is required to pay the aggregate sum of $400,000 to Process’ two directors in consideration for entering into an indemnification agreement with Forster and FTC.  No note agreement was entered into and the amounts owed do not bear interest. Such note amounts were adjusted for a market rate of interest, which resulted in an additional discount of $47,382 to the notes payable to be amortized over the term of the notes as additional interest expense. This discount has been amortized in its entirety as of August 31, 2007. As of November 30, 2007, a total of $80,000 of the $400,000 amount owed had been paid leaving a principal balance owed of $320,000.

During the third quarter ending August 31, 2007, Forster borrowed $175,000 from related parties and issued a total of 17,500 shares of common stock to the related parties. The total proceeds were allocated between the notes payable and the common stock resulting in $15,336 allocated to the common stock and $159,664 allocated to the notes payable. This $15,336 discount to the notes payable was amortized during the year ended November 30, 2007. An additional 25,000 shares of common stock were issued as part of an extension of repayment of some of these related party notes resulting in a charge to income of $37,238 as interest expense. All these notes were extended in November 2007 to November 30, 2009.

In the fourth quarter ending November 30, 2007, Forster borrowed $365,337 from related parties and issued 15,338 shares of common stock to the related parties. The related party notes are unsecured notes bearing an interest rate of 10%. The notes are due November 30, 2009. The total proceeds were allocated between the notes payable and the common stock resulting in $12,200 allocated to the common stock and $353,137 allocated to the notes payable. This $12,200 discount to the notes payable is to be amortized over the term of the notes as additional interest expense using the effective interest method. In the quarter and year ended November 30, 2007, $2,393 of the discount has been charged to income as interest expense.

Notes payable to related parties maturing each subsequent twelve month period is as follows:

November 30,	2008	$1,050,180
	2009	1,191,389
		$2,241,569

NOTE 5 - NOTES PAYABLE

Notes payable at November 30, 2007 consists of:

Unsecured convertible notes payable issued in 2007 to third parties, interest at 12% per annum payable at maturity, maturing at various dates through the first three quarters of fiscal year 2008, net of unamortized discount of $374,288 (1)	$2,121,712

Unsecured convertible notes payable issued in 2006 to third parties, interest at 12% per annum payable at maturity, all component notes were either paid off or converted to stock in January 2008 in connection with the refinancing described in Note 12 (2)	650,000

$200,000 note payable to a third party, personally guaranteed by an officer of Forster, interest at 10% per annum payable at maturity, maturity extended through November 2009 (3)	200,000

Note Payable to Independence Bank, collateralized by rigs and rig parts and an assignment of any customer contract on the drilling rigs, incurs interest at a rate of Wall Street prime plus 3 percentage points (currently 10.25%) and will mature on December 15, 2009, due in 36 monthly payments of approximately $10,208 plus interest when the entire remaining unpaid balance is then due	1,330,180

Note Payable to Sterling Bank, collateralized by drilling rig #41, incurs interest at an annual rate of Wall Street Prime plus one percentage point (currently 8.25%) and will mature on February 16, 2010, due in 36 monthly payments of approximately $8,316 including interest	201,737

Note Payable to Sterling Bank, secured by a first lien deed of trust on Odessa real property, incurs interest at an annual rate of prime plus 1% and will mature on October 11, 2011, due in 59 monthly payments of approximately $1,333 plus interest and one balloon payment of $161,353 plus any unpaid accrued interest upon maturity	222,667

Note Payable to Sterling Bank, collateralized by two CAT engines on Rig #12, due in 32 annual installments of approximately $8,373inluding interest at Prime plus 3 percentage points per annum (currently 10.25%) through maturity on December 9, 2009	192,252

Note Payable to Independence Bank, collateralized by company vehicle, interest at 8.5% per annum, matures on July 28, 2009, due in 36 monthly paymentsof approximately $935	17,354

Note Payable to Daimler Chrysler, collateralized by company vehicle, interest at 8.7% per annum and will, matures in June 2011, due in 60 monthly payments of approximately $697	25,667

Unsecured installment note payable to insurance finance Company, monthly payments of $ 65,795, including interest at 8.5% per annum, payable through June, 2008	441,619

Note payable to third party, secured by National T-32 rig acquired with loan proceeds, principal and interest at 10% per annum payable on December 31, 2007	374,500

Note payable to third party, secured by a deposit for the purchase of a rig, principal and interest at 10% per annum payable on December 31, 2007	165,000

Total notes payable	5,942,688

Less current maturities	(4,613,090)

Notes payable, net of current maturities	$1,329,598

Notes payable maturing each subsequent twelve month period is as follows:

November 30,	2008	$4,613,090
	2009	1,043,838
	2010	106,330
	2011	20,747
	2012	158,683
2013 and thereafter		-
		$5,942,688

Additional information on notes payable

(1)
During the year ended November 30, 2007, Forster borrowed $2,496,000 from third parties, issuing a total of 998,400 shares of common stock as part of issuing the notes. $896,000 matures on various dates throughout the first quarter of 2008, $1,040,000 maturing on various dates throughout the second quarter of 2008, and $560,000 maturing on various dates in the third quarter of 2008. The total proceeds were allocated between the notes payable and the common stock, resulting in $1,030,862 allocated to the common stock and $1,465,138 allocated to the notes payable. This $1,030,862 discount to the notes payable is amortized over the term of the notes as additional interest expense using the effective interest method. Interest payments with respect to these notes are not current at year end.

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

Proceeds	$2,496,000
Less: discount for common stock	(1,030,862)
discount for beneficial conversion feature	(736,923)
repayment of principal	( -)
Add: amortization of discount	1,393,497
Third party portion at November 30, 2007	$2,121,712

(2)
During September, October and November 2006, Forster borrowed $650,000 from third parties and issued a total of 266,500 shares of common stock as part of issuing the notes. The third party notes bear interest of 12% and are unsecured. The total proceeds were allocated between the notes payable and the common stock resulting in $327,168 allocated to the common stock and $336,774 allocated to the notes payable, resulting in a $313,226 discount to the notes payable to be amortized over the term of the notes as additional interest expense using the effective interest method. Most of the notes were extended from November 1, 2007 to November 30, 2007 with the issuance of Forster Drilling Corporation common stock as an inducement. Interest payments with respect to these notes are not current at year end.

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

Proceeds	$650,000
Less: discount for common stock	(313,226)
discount for beneficial conversion feature	(336,774)
repayment of principal	-
Add: amortization of discount	650,000
Balance at November 30, 2007	$650,000

(3)
On February 6, 2007, Forster borrowed $200,000 from an unrelated party. The note bears an interest rate of 10% and is unsecured. The note is guaranteed by an officer of the Company. The note was originally due March 9, 2007 but was extended until May 6, 2007 at which time all principal and accrued interest became due. As part of the loan, the note holder was provided 50,000 shares of Forster common stock resulting in a charge to the income statement of $57,143 as interest expense. This note was extended in November 2007 to November 30, 2009 with the issuance of an additional 25,000 of Forster Drilling Corporation common.

NOTE 6 - LEASING ARRANGEMENTS

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

The following is a schedule of the minimum lease payments required under the lease:

November 30,	2008	$66,088
	2009	68,169
	2010	37,571
2011 and thereafter		-
		$171,828

The minimum lease payments in this schedule include the base rent due each month per the lease. Forster paid $29,037 in rent under this lease for the year ending November 30, 2007.

NOTE 7 - STOCKHOLDERS EQUITY

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.002 and 12,500,000 shares of preferred stock with a par value of $0.25. The Twelve Million Five Hundred Thousand (12,500,000) shares of preferred stock with a par value of $0.25 per share. The Board of Directors has the right to set the series, classes, rights, privileges and preferences of the preferred stock or any class or series thereof, by amendment hereto, without shareholder approval. The Series A Non-Voting Preferred Stock have the following rights, privileges and preferences set by the Board of Directors, (i), non-voting; (ii) non-convertible; (iii) preference to dividends if any are declared, (iv), any dividends shall be non-cumulative; and (v), the preferred stock shall be entitled to an annual dividend of $0.10 per share, payable quarterly, commencing on or before 24 months from the date of issuance of certificates therefor, in the sole discretion of the board of directors. At November 30, 2006, Forster had 5,831 shares of preferred stock and 44,228,525 shares of common stock outstanding. At November 30, 2007, Forster had 5,831 shares of preferred stock and 46,171,128 shares of common stock outstanding.

For the twelve months ending November 30, 2007 Forster issued the following shares:

•	192,500 shares resulting in a charge to the income statement of $264,425 for services.

•	Issued convertible notes requiring 1,121,236 shares and beneficial conversion features and discounts and interest payments totaling $1,900,201 resulting in a charge to additional paid in capital.

•	168,865 shares in payment of outstanding debt and related interest.

•	Issued 450,000 shares as part of a settlement of litigation.

Warrants

The Company entered into an exclusive agreement with a securities firm in connection with a best efforts placement of one year convertible notes.  As part of this arrangement, the securities firm is entitled to receive five year warrants to purchase Forster shares at $2.00/share.  The warrants available under this agreement equal 7% of the gross amount of the certain notes placed. During fiscal 2007, Forster issued 6,600 warrants for these services. We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (five), underlying stock price of $2.00, no dividends; a risk free rate of 3.5%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 71%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate value of $8,321. .

At November 30, 2006, the securities firm had placed $425,000 of the convertible notes and, therefore, was issued warrants for 29,750 shares of Forster stock. This agreement continues on a month-to-month basis until terminated by either party.

NOTE 8 - INCOME TAXES

Forster uses the liability method in accounting for income taxes, where deferred tax assets and liabilities are determined based upon the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the period from inception through November 30, 2007, Forster incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $10,649,000 at November 30, 2007, and will expire beginning in 2026.

The provision for refundable Federal income tax consists of the following for the years ending November 30:

	As at November 30,

	2007	2006

Federal income tax benefit attributable to:

Current operations	$1,902,000	$1,345,000

Less: change in valuation allowance	(1,902,000)	(1,345,000)

Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	As at November 30,

	2007	2006

Deferred tax attributed:

Net operating loss carryover	$3,247,000	$1,345,000

Less, change in valuation allowance	(3,247,000)	(1,345,000)

Net deferred tax asset	$-	$-

United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership.  If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change, the subsequent merger result in limitation on the use of NOL carry forwards.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In September 2007, the Company and certain of it current officers and directors preliminarily agreed to settle a pending civil lawsuit, alleging failure of the defendants to pay compensation to plaintiffs for their work on behalf of the Company. The parties agreed to settle on the following terms: (i) payment by the Company of 450,000 shares of Forster common stock; (ii) payment by Messrs. Thompson and Forster of 1,050,000 shares of Forster common stock; and (iii) the payment of $250,000 with $100,000 due upon execution of the settlement agreement and the balance to be evidenced by a note, along with accrued interest at 8%, is due September 30, 2008. The loss on the settlement of $835,000 has been accounted for the quarter ending August 31, 2007. As of the year ended November 30, 2007, the Company had issued the 450,000 shares of its common stock to the plaintiffs. The entire $250,000 is outstanding at November 30, 2007.

NOTE 10 - CONCENTRATIONS

Forster provides two primary services in the oil and gas industry: 1) contract land drilling services; and 2) refurbishment and sales of drilling rigs and rig parts. Forster’s refurbishment operations are located in Odessa, Texas. As of November 30, 2007, Forster provided contract drilling services to only two customers, one rig drilling pursuant to a day rate contract in New Mexico, which expired in September 2007 and the other rig drilling pursuant to a day rate contract for ten wells in Arizona, which expired in September 2007. As of November 30, 2007, 100% of contract drilling revenues and total revenues were derived from these two customers. Forster’s sales of drilling rigs and rig parts are derived from only a handful of customers and few transactions and no sales occurred in the twelve months ending November 30, 2007.

NOTE 11 - RELATED PARTY TRANSACTIONS

In April 2007, Forster received advances totaling $185,550 from trusts controlled by a major shareholder and officer of Forster as well as from an entity controlled by the same shareholder and officer. In June 2007, $70,800 of these advances were repaid leaving a balance unpaid at November 30, 2007 of $114,750.

During the fiscal year end November 30, 2007, a major shareholder and officer of Forster received a finders fee $471,652 and 151,200 warrants to acquire Ridgeway Petroleum Corporation common stock for $1.80 per share for two years from Ridgeway Petroleum Corporation associated with that individual’s effort in raising equity funds for Ridgeway Petroleum Corporation. During the twelve months ended November 30, 2007, Forster acquired a drilling rig from Ridgeway, entered into drilling contracts with Ridgeway and borrowed money for the purchase of a rig and the down payment for another rig bought subsequent to year end.

During the twelve months ended November 30, 2007, Forster borrowed $2,006,476 from related parties. In the same period, Forster repaid related party debt in the amount of $287,900. As part of the related party debt, 32,838 shares of Forster common stock were issued.

A related party was issued 25,000 shares of Forster common stock as an incentive to extend the maturity dates of two loans.

The office lease in Houston, Texas has been guaranteed by a major shareholder and a director of Forster.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to November 30, 2007 and as of the date of this report, Forster borrowed $350,000 from related parties. The borrowings are evidenced by several notes, each bearing an interest rate of 10% and due and are due November 30, 2009.

Subsequent to November 30, 2007, an officer and director of Forster related converted $382,951 of debt into shares of Forster common stock. The conversion was at $1.00 per share and the officer and director received warrants as part of the conversion transaction.

Subsequent to November 30, 2007, a private lender to Forster converted $400,000 of debt to equity at the rate of $.50 per share. The lender received warrants as part of the conversion transaction.

Subsequent to November 30, 2007, convertible notes totaling $190,000 plus accrued interest of $15,731 were converted into equity. As part of this conversion, the note holders received 389,808 shares of Forster common stock.

In December 2007, Forster completed the purchase of a Gardner Denver drilling rig in the amount of $1,650,000. As part of this transaction, Forster borrowed $1,450,000 from Ridgeway Arizona Oil Corp. The note bears an interest rate of 10% and the principle and accrued interest are due December 31, 2007. The rig purchased is committed to a ten well drilling program with Ridgeway Arizona Oil Corp calling for a day rate of $10,500 per day. The daywork drilling contract was executed November 28, 2007 with the drilling program to commence mid December. The note has not been paid as of March 12, 2008. Ridgeway Arizona Oil Corp. has changed its name to Enhanced Oil Resources. Enhanced is an entity (i) that accounted for more than 10% of our revenue in fiscal 2007 and will likely account for more than 10% of our revenue in fiscal 2008 and (ii) for which Mr. Thompson serves as a director.

In January 2008, Forster entered into financing arrangements and executed $4,805,000 10% Senior Secured Notes and $1,215,000 17% Subordinated Notes for total new financing of $6,020,000. The notes mature January 15, 2013 but Forster has the right to redeem the notes, in whole or in part, after April 15, 2008.The notes are secured by certain drilling equipment and work in progress as well as interest in certain revenue from drilling contracts entered into by Forster. Interest payments on the debt are due on January 15, April 15, July 15 and October 15 of each year. The new funds were used to pay off all existing bank debt at the date of the transaction, various convertible note holders, a debt with Enhanced Oil Resources as well as various accounts payables and fees associated with the transaction.

In December 2007, Forster entered into a multi-well dayworks drilling contract with J. Cleo Thompson and J. Cleo Thompson, Jr. LP for one of its rigs. The contract calls for a day rate of $14,000 per day and is for a twelve month term. J. Cleo Thompson and J. Cleo Thompson, Jr. LP can extend this contract for another twelve month period with written notice to Forster. This rig went moved on location in March and is currently drilling.

In February 2008, Forster entered into a multi-well dayworks drilling contract with Limestone Exploration LLC for one of its rigs. The contract calls for a day rate of $13,500 per day and is for a twelve month term. Limestone Exploration LLC can extend this contract for another twelve month period with written notice to Forster. It is anticipate this rig will be on location and in service mid April 2008.

In December 2007, Forster issued a convertible note in the amount of $300,000. The note is due January 31, 2008, bears a 12% interest rate and is convertible into Forster common stock at $2.00 per share. Under the terms of the note, the holder is to receive 10,000 shares of Forster common stock. This note remains outstanding as of the date of this filing.

In December 2007 and again in January 2008, Forster borrowed, in two separate $250,000 notes, or total proceeds of $500,000 from the John Thomas Bridge & Opportunity Fund. Each note is due 30 days from the lending date. No stated interest rate is called for in the notes but each note requires a payoff at maturity of $283,000. Each note is secured by the pledge of 2,000,000 shares of Forster stock by a trust related to one of the officers and directors. As part of the $6,020,000 financing described above $250,000 was used to pay off one note and the other $250,000 note remains outstanding as of the date of this filing.

In January 2008, a vendor agreed to accept 100,000 shares of Forster commons stock as payment of an accounts payable in the amount of $50,000.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Malone & Bailey, PC (“Malone”) served as the Company’s independent accountants from July 2006 until January 2007, when we terminated our relationship with Malone and engaged John M. James, CPA (“James”) to serve as our independent accountant. In January 2008, James was replaced by LBB & Associates Ltd., LLP (“LBB”) in January 2008 who currently serves as our new independent accountants.

Mantyla McReynolds LLC (“Mantyla”) served as the Company’s independent accountants until July 2006, when we terminated our relationship with Mantyla and engaged Malone & Bailey, PC (“Malone”) to serve as our independent accountants. In January 2007, we replaced Malone with John M. James, CPA (“James”) who was subsequently replaced by LBB & Associates Ltd., LLP (“LBB”) in January 2008. LBB currently serves as our new independent accountants.

In connection with the reviews of the Company for the first quarter ended February 28, 2006, the second quarter ended May 31, 2006 and the subsequent interim period up to and including their dismissal in July 2006, there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Mantyla, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

In connection with the reviews of the Company for the third quarter ended August 31, 2006, the fourth quarter ended November 30, 2006 and the subsequent interim period up to and including their dismissal in January 2007, there were no disagreements with Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

In connection with the audit for the fiscal year ended November 30, 2006 and the reviews of the Company for the first quarter ended February 28, 2007, the second quarter ended May 31, 2007, the third quarter ended August 31, 2007, the fourth quarter ended November 30, 2007 and the subsequent interim period up to and including his dismissal in January 2008, there were no disagreements with James on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of James, would have caused him to make reference to the subject matter of the disagreement in connection with his reports.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2007. In connection with the audit of Forster’s consolidated financial statements for the year ended November 30, 2007, our independent registered public accountants, LBB & Associates Ltd., LLP, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected.”

The deficiencies in our internal control relate to: (i) equity transactions, specifically, the failure to properly record issuances of stock, and the failure to properly itemize equity transactions in the statement of stockholders’ equity; (ii) debt transactions, specifically, the failure to properly record beneficial conversion features and inducements;  (iii) general controls relating to acquisition of rig component parts, specifically establishing a budget for the purchase of component parts and labor, cost comparison relating to the acquisition of component parts, identification and confirmation of the receipt of component parts, and final approval of payment by appropriate personnel; and (iv) general controls relating to the approval and reimbursement process associated with travel expenses of our employees. The unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls over accounting for equity and debt transactions and related disclosures and our general budgeting and process controls in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Forster’s management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective.

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

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Our current executive officers and directors are:

Name	Age	Position
F. E. Forster III	56	Chairman, Chief Executive Officer and President
Scott Thompson	56	Director, Secretary and Treasurer
Garrick Clayton	33	Chief Operating Officer and Chief Financial Officer
John D. Mullen	57	Director
Denis Schoehofer	46	Director
Frederick Doutel	57	Director
M. Roxanne Cort	46	General Counsel

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

Garrick Clayton has served as the chief operating officer of one of the Company’s subsidiaries since August 2007 and as the Company’s chief financial officer since March 2008. He began his career as a shop hand with Tommy White Pump and Supply from 1991 to 1995. His experience in the industry encompasses positions from Service Operator for Halliburton Energy Service from 1995-1996; Lead Shop Hand with Black Max Downhole Tools from 1996-1997; Driller with UTI Drilling from 1997-2000; Mud Engineer with Buckeye Mud, Inc. from 2000-2002; Tax Law clerk with the Law Office of A.M. Nunley III; Division Controller of Drilling in Domestic Operations with Key Energy Drilling from 2004-2005; Division Order Analyst with Pure Resources from 2005-2006; Senior Accountant with Infusion Plus/Allergy Alliance in 2006 and Field Service Cost Analyst with Compressor-Systems, Inc. from 2006 to 2007. He earned his B.B.A in 2004 from the University of Texas of the Permian, Odessa, Texas.

John D. Mullen served as Vice President and General Counsel of Wes-Tex Drilling Company of Abilene, Texas from 1980 until 1997. During this period Wes-Tex grew from a 12 rig fleet to 28 rigs and maintained a 93% rig utilization rate which was one of the highest in the industry at that time. In 1997, he founded Inwell, Inc., a contract directional drilling company based in Houston, Texas and served on its board of directors and as its general counsel. From 2001 to 2004, Mr. Mullen served as the chief operating officer and general counsel of Patrick Petroleum of Tulsa Oklahoma. Mr. Mullen holds a Bachelor of Business Administration degree and a Juris Doctorate degree from the University of Oklahoma.

Denis Schoenhofer has been the president and owner of Southwest KFC, Inc. since 1992. Mr. Schoenhofer is currently a franchisee of 40 KFC and 2 Taco Bell restaurants, which includes locations in Kansas, Texas, New Mexico, Colorado and Oklahoma. He specializes in acquiring older and/or struggling franchises and returning them to financial health. Mr. Schoenhofer holds a Bachelor of Science in Management from Newman University in Wichita, Kansas and completed a Master's in Management from Friends University in Wichita, Kansas.

Frederick Doutel Rick Doutel has been involved in oil and gas property investments for his account and the accounts of others for 27 years. Mr. Doutel was a founder and CEO of R&R Resources Corporation in 1980 and has served as President since 1986. R&R Resources Corporation is a privately-held company incorporated in the State of Texas. R&R Resources Corporation has been involved in the generation of oil and gas drilling prospects along the Texas Gulf Coast and, to a lesser extent, the acquisition and operation of producing oil and gas properties. Mr. Doutel graduated in 1973 with a BBA/Finance from The University of Houston and completed graduate studies in accounting and finance at the C.T. Bauer College of Business at University of Houston.

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

Independence of Directors & Board Committees

Three of the Company’s directors, Messrs. Mullen, Schoenhofer and Doutel, are independent as defined by Rule 10A-3 of the Exchange Act. The board has not established any committees and, accordingly, the board serves as the audit, compensation, and nomination committee. The board has determined that none of its directors qualify as a audit committee financial expert as defined in Item 407(d)(5) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for (i) Mr. Doutel and Mr. Schoenhofer who were late in filing their initial reports of beneficial ownership on Form 3, (ii) Forster Family Trust which sold shares between September 2007 and February 2008 and did not file a Form 4 disclosing such sales, but expects to file a Form 5 shortly, and (iii) Mr. Scott Thompson who acquired and disposed of shares between October 2007 and December 2007 and did not file a Form 4 disclosing such acquisitions and distributions, but expects to file a Form 5 shortly.

Code of Ethics

The Company adopted a Code of Ethics that applies to all of its directors and officers. The Code was filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report filed in 2003. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 2425 Fountain View, Suite305, Attn: Roxanne Cort, Houston, Texas 77057.

ITEM 10.	EXECUTIVE COMPENSATION.

The following tables contain compensation data for our named executive officers as of November 30, 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
F. E. Forster III	2007	72,000	--	--	--	72,000
	2006	58,000	--	--	--	58,000

Bud Najvar (1)	2007	65,173	--	59,800	--	124,973
	2006	5,600	--	94,975	--	100,575

W. Scott Thompson	2007	127,500	--	--	5,500	133,000
	2006	149,000	--	--	11,513	160,513

Garrick Clayton (2)	2007	32,500	--	--	--	32,500
	2006	--	--	--	--	--

M. Roxanne Cort	2007	152,755	--	--	6,400	159,155
	2006	119,435	--	--	7,200	126,635
______________

(1)	Mr. Najvar served as the Company chief financial officer from June 2006 to March 2008.

(2)	Mr. Clayton has served as the chief operating officer for one of the Company’s subsidiaries since August 2007 and replaced Mr. Najvar as the Company’s chief financial officer in March 2008.

Outstanding Equity Awards

No options or stock awards were issued to our employees, officers or directors in 2007.

Employment and Consulting Agreements

The employment agreements entered into with Mr. Forster, Mr. Thompson and Ms. Cort have either expired or been terminated, but they each continue to serve the Company as executive officers on an at will basis. We have entered into an employment agreement with the following key employee:

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage Of Class
Beneficial Owners of more than 5%:
Forster Family Trust	11,149,951 (1)	23.8%
WLT Reification Trust	4,941,800 (2)	10.5%

Named Executive Officers and Directors:
F. E. Forster, III	11,250,013 (3)	23.9%
W. Scott Thompson	7,002,750(4)	14.7%
Denis Schoenhofer	582,000 (5)	*
Frederick Doutel	760,000	*
Garrick Clayton	--	*
John D. Mullen	--	*
M. Roxanne Cort	300,000	*
All directors & executive officers as a group (7 persons)	19,894,763	41.7%
___________________________
* Less than 1%

(1)	Robin French exercises voting and dispositive power over all shares beneficially owned by the Forster Family Trust.

(2)	Ron Wilson exercises voting and dispositive power over all shares beneficially owned by the WLT Reification Trust.

(3)
Includes (i) 11,149,951 shares of Company common stock held by the Forster Family Trust, of which Mr. Forster, III is the beneficiary and (ii) 100,000 shares of Company common stock owned by Mr. Forster III’s family members.

(4)
Includes (i) 963,920 shares of Company common stock which are owned either directly or indirectly by Mr. Thompson’s wife (ii) 4,941,800 shares of Company common stock held by the WLT Reification Trust, of which Mr. Thompson is the beneficiary and (iii) 21,426 shares held by an entity over which you have shared voting and investment power.

(5)	Includes 12,000 shares of Company common stock owned by Mr. Schoenhofer’s spouse and children.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Between August 2007 and February 2008, Forster Family Trust loaned the Company pursuant to a revolving facility $1,646,389, of which $135,000 has been repaid, leaving a principal balance of $1,541,389 outstanding at March 12, 2008. This loan amount is evidenced by an unsecured promissory note which matures on November 30, 2009 and bears interest at a rate of 10% per annum.

During the 2007 fiscal year, W. Scott Thompson and related entities loaned the Company $460,087, of which $22,900 has been repaid, leaving a principal balance of $437,187 outstanding at November 30, 2007. This loan amount is evidenced by an unsecured promissory note which matures on November 30, 2009 and bears interest at a rate of 10% per annum. During the fiscal 2007 year, and during the first quarter of fiscal 2008, Mr. Thompson and related entities were issued (i) 25,000 shares of Company common stock as consideration for extending the maturity of outstanding indebtedness and (ii) 382,951 shares of Company common stock as consideration for the cancellation of other outstanding indebtedness, as well as a two-year warrants to purchase 765,902 shares of Company common stock at a purchase price of $1.00 per share as additional consideration for such cancellation.

The Company has entered into several loan transactions with Enhanced Oil Resources, formerly known as Ridgeway Drilling Corporation (“EOR”), an entity (i) that accounted for more than 10% of our revenue in fiscal 2007 and will likely account for more than 10% of our revenue in fiscal 2008 and (ii) for which Mr. Thompson serves as a director. In August 2007, EOR loaned the Company $375,000, bearing interest at a rate of 10% per annum, which principal and interest were paid in full in January 2008. In November 2007, EOR loaned the Company $165,000, bearing interest at a rate of 10% per annum, which principal and interest matured in December 2007 and has not been paid as of March 12, 2008. In December 2007, the Company borrowed $1,450,000 from EOR to purchase Rig 42, bearing interest at a rate of 10% per annum, secured by Rig 42, which principal and interest matured in December 2007 and has not been paid as of March 12, 2008. In the second quarter of fiscal 2007, Mr. Thompson received a finder’s fee in the form of $471,652 in cash from EOR and a two-year warrant to purchase 151,200 shares of EOR common stock at a purchase price of $1.80 per share associated with his effort in raising equity funds for EOR.

ITEM 13.	EXHIBITS.

(a) The following exhibits are to be filed as part of this 10-K:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

2.1	Agreement and Plan of Reorganization (1)

3.1	Initial Articles of Incorporation (2)

3.2	Certificate of Amendment (3)

3.3	Bylaws (4)

3.4	Articles of Amendment (5)

3.5	Amended Bylaws (6)

3.6	Amended and Restated Articles of Incorporation (7)

10.1	Employment Agreement with F.E. Forster III (8)

10.2	Employment Agreement with W. Scott Thompson (9)

10.3	Consulting Agreement with M. Roxanne Cort (10)

10.4	Employment Agreement with Cullen Hudnall (11)

10.5	Senior Indenture (12)

10.6	Subordinated Indenture (13)

10.7	Senior Secured Note (14)

10.8	Subordinated Secured Note (15)

10.9	Intercreditor Agreement (16)

10.10	Senior Security Agreement (17)

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

10.11	Subordinated Security Agreement (18)

10.12	Senior Pledge Agreement (19)

10.13	Subordinated Pledge Agreement (20)

10.14	Senior Deed of Trust (21)

10.15	Subordinated Deed of Trust (22)

14.1	Code of Ethics (23)

21.1	List of the Company’s Subsidiaries (24)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Financial Officer

______________________________

(1)	Filed as an exhibit to the Company’s Form 8-K dated June 22, 2006 and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Form 10-SB dated January 5, 2000 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Form 10-SB dated January 5, 2000 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Form 10-SB dated January 5, 2000 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended November 30, 2001 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Form 8-K dated January 14, 2005 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Form 8-K dated April 27, 2005 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Form 8-K dated June 22, 2006 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Form 8-K dated June 22, 2006 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended November 30, 2006 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended November 30, 2006 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(14)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(16)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(17)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Form 8-K dated January 9, 2008 and incorporated by reference herein.
(23)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended November 30, 2003 and incorporated by reference herein.
(24)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended November 30, 2006 and incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services rendered were rendered by LBB & Associates Ltd., LLP for the fiscal year ended November 30, 2007 and by John M. James and Malone & Bailey for the fiscal year ended November 30, 2006. The aggregate fees for each of those years were as follows:

Description	2007	2006

Audit fee	$ 56,641	$86,369
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit fees for the fiscal years ended November 30, 2007 and 2006 represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the audit committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Board of Directors has considered the role of LBB & Associates Ltd., LLP in providing services to us for the fiscal year ended November 30, 2007 and has concluded that such services are compatible with LBB & Associates Ltd., LLP’s independence as the Company’s auditors.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2008.

Forster Drilling Corporation

By:	/s/ F.E. Forster III
F. E. Forster III, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F.E. Forster III	Chairman of the Board and	March 14, 2008
F. E. Forster III	Chief Executive Officer

/s/ Garrick Clayton	Chief Financial Officer and	March 14, 2008
Garrick Clayton	Chief Operating Officer

/s/ W. Scott Thompson	Director, Secretary and Treasurer	March 14, 2008
W. Scott Thompson

/s/ Roxanne Cort	General Counsel	March 14, 2008
Roxanne Cort