Form 10QSB
period 2008-02-29
FORSTER DRILLING CORP
filed 2008-04-21
CIK 744667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29603

Forster Drilling Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	91-2070995
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2425 Fountain View, #305, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 266-8005

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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant’s common stock outstanding as of March 31, 2008, was 47,869,620 shares.

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

FORSTER DRILLING CORPORATION
CONSOLIDATED BALANCE SHEETS

	February 29,	November 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,252	$15,831
Trade accounts receivable, net	391,382	447,789
Prepaid Insurance and other current assets	250,362	453,326
Total current assets	672,996	916,946

Property & equipment, net	14,336,983	11,675,660

Other assets	40,925	205,189

Total assets	$15,050,904	$12,797,795

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion notes payable to related parties	$428,889	$1,050,180
Current portion of notes payable	4,062,875	4,613,090
Accounts payable	2,789,102	2,172,368
Taxes payable	897,051	917,031
Accrued liabilities	870,844	629,089
Stock payable	-	102,106
Advances from stockholders	132,442	132,690

Total current liabilities	9,181,203	9,616,554

Notes payable to related parties, net of current maturities	401,748	1,191,389
Notes payable, net of current maturities	6,505,651	1,329,598
Total long-term debt	6,907,399	2,520,987

Total liabilities	16,088,602	12,137,541

Stockholders’ equity (deficit):
Preferred stock, $0.25 par value per share, 12,500,000 shares authorized, 5,835 issued and outstanding	1,459	1,459
Common stock, $0.002 par value per share, 200,000,000 shares authorized, 47,069,620 and 46,171,128 issued and outstanding, respectively	94,139	92,344
Additional paid-in capital	16,821,967	13,168,768
Accumulated deficit	(17,955,263)	(12,602,317)
Total stockholders’ equity (deficit)	(1,037,698)	660,254
Total liabilities and stockholders’ equity (deficit)	$15,050,904	$12,797,795

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING 2/29/2008 AND 2/28/2007
(Unaudited)

	Three months ending 2/29/2008	Three months ending 2/28/2007
REVENUES	$679,021	$1,430,880

COST OF SALES	950,782	782,962

GROSS PROFIT (LOSS)	(271,761)	647,918

Operating expenses:
Rig refurbishment & related expenses	2,774	51,883
Depreciation & amortization expense	180,608	133,736
Taxes	16,881	7,709
Consulting & Professional Fees	1,427,702	434,757
General and administrative expenses	559,181	414,667
Total operating expenses	2,187,146	1,042,752

OPERATING LOSS	(2,458,907)	(394,834)

Other expenses:
Other expenses	(150,824)	(2,100)
Interest expense	(2,743,217)	(441,309)

NET LOSS	$(5,352,948)	$(838,243)

Basic and diluted net loss per share	$(0.11)	$(0.02)

Weighted average common shares outstanding	46,844,494	40,448,101

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED 2/29/2008 AND 2/28/2007
(Unaudited)

	Three months ending 2/29/2008	Three months ending 2/28/2007
Cash flows from operating activities:
Net loss	$(5,352,948)	$(838,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	108,625
Amortization of beneficial conversion feature	-	153,939
Amortization of debt discount	246,518	210,916
Bad debt	331,200	-
Depreciation	180,608	133,734
Interest paid with common stock and warrants	1,472,457	19,183
Changes in:
accounts receivable	(274,793)	200,000
prepaid assets	203,964	91,256
other assets	163,264	(30,612)
accounts payable	616,734	315,205
deferred revenue	-	9,120
accrued expenses & other liabilities	221,528	151,608
Net cash provided by / (used in) operating activities	(2,191,468)	524,731

Cash flows from investing activities:
Purchases of fixed assets	(2,841,931)	(3,070,224)
Net cash used in investing activities	(2,841,931)	(3,070,224)

Cash flows from financing activities:
Proceeds from related party borrowings	375,000	-
Proceeds from third party borrowings	8,695,000	3,114,750
Advances from customers	-	480,000
Payments on related party borrowings	(195,500)	(60,000)
Payments on third party borrowings	(3,825,680)	(1,013,536)
Net cash provided by financing activities	5,048,820	2,521,214

Increase (decrease) in cash and cash equivalents	15,421	(24,279)
Cash and cash equivalents, beginning of period	15,831	24,279
Cash and cash equivalents, end of period	$31,252	$-

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	28,561

Non-cash investing and financing activities:
Paid debt with common stock	$380,432	$805,500
Conversion of notes payable to equity	1,700,000	-
Purchased drilling rig parts with note payable to seller	-	58,750
Discount on notes payable	-	527,800
Discount on notes for beneficial conversion feature	-	552,813

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
Notes to Consolidated Financial Statements
February 29, 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statement of Forster Drilling Corporation (“Forster”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-KSB filed on March 14, 2008 and incorporated herein by reference. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Forster incurred a net loss of $5,352,947 during the quarter ended February 29, 2008 and had a working capital deficit of $10,881,352 as of February 29, 2008. These conditions raise substantial doubt as to Forster's ability to continue as a going concern. Management is attempting to raise additional capital through anticipated debt and equity offerings. The financial statements do not include any adjustments that might be necessary if Forster is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at February 29, 2008:

Unsecured notes payable to related party trusts, principal and interest at 10% per annum payable at maturity dates ranging form August 2008 through November 2008 (1)	$428,889

Unsecured notes payable to related parties, principal and interest at 10% per annum payable November 2009 (1)	401,748

Total notes payable to related parties	830,637

Less current maturities of notes payable to related parties	(401,748)

Notes payable to related parties, net of current maturities	$428,889

Additional information on notes payable to related parties

(1)	The unsecured notes payable include, among other notes, the following:

In the first quarter ending February 29, 2008, a related party agreed to convert $1,000,000 of current notes payable to equity for common stock. The common shares were not issued at Februay 29, 2008 and are included in stock payable.

(2)	The unsecured notes payable include, among other notes, the following:

NOTE 4 - NOTES PAYABLE

Notes payable at November 30, 2007 consists of:

In January 2008, Forster entered into financing arrangements and executed $4,805,000 10% Senior Secured Notes and $1,215,000 17% Subordinated Notes for total new financing of $6,020,000. (1)	$6,020,000

Unsecured convertible notes payable issued in 2007 to third parties, interest at 12% per annum payable at maturity, maturing at various dates through the first three quarters of fiscal year 2008, net of unamortized discount of $374,288 (2)	1,748,230

Notes payable to a third parties, personally guaranteed by an officer of Forster, interest at 10% per annum payable at maturity, maturity extended through November 2009	725,000

Note Payable to Sterling Bank, secured by a first lien deed of trust on Odessa real property, incurs interest at an annual rate of prime plus 1% and will mature on October 11, 2011, due in 59 monthly payments of approximately $1,333 plus interest and one balloon payment of $161,353 plus any unpaid accrued interest upon maturity	145,247

Note Payable to Independence Bank, collateralized by company vehicle, interest at 8.5% per annum, matures on July 28, 2009, due in 36 monthly paymentsof approximately $935	17,354

Note Payable to Daimler Chrysler, collateralized by company vehicle, interest at 8.7% per annum and will, matures in June 2011, due in 60 monthly payments of approximately $697	25,040

Unsecured installment note payable to insurance finance Company, monthly payments of $ 65,795, including interest at 8.5% per annum, payable through June, 2008	237,655

Note payable to third party, for the purchase of rig 42, principal and interest at 10% per annum payable on December 31, 2007 (2)	1,650,000

Total notes payable	10,568,526

Less current maturities	(4,062,875)

Notes payable, net of current maturities	$6,505,651

Additional information on notes payable

(1)  In January 2008, Forster entered into financing arrangements and executed $4,805,000 10% Senior Secured Notes and $1,215,000 17% Subordinated Notes for total new financing of $6,020,000. The notes mature January 15, 2013 but Forster has the right to redeem the notes, in whole or in part, after April 15, 2008.The notes are secured by certain drilling equipment and work in progress as well as interest in certain revenue from drilling contracts entered into by Forster. Interest payments on the debt are due on January 15, April 15, July 15 and October 15 of each year. The new funds were used to pay off all existing bank debt at the date of the transaction, various convertible note holders, a debt with Enhanced Oil Resources as well as various accounts payables and fees associated with the transaction.

(2)  In December 2007, Forster completed the purchase of a Gardner Denver drilling rig in the amount of $1,650,000. As part of this transaction, Forster borrowed $1,450,000 from Ridgeway Arizona Oil Corp. The note bears an interest rate of 10% and the principle and accrued interest are due December 31, 2007. The rig purchased is committed to a ten well drilling program with Ridgeway Arizona Oil Corp calling for a day rate of $10,500 per day. The daywork drilling contract was executed November 28, 2007 with the drilling program to commence mid December. The note has not been paid as of March 12, 2008. Ridgeway Arizona Oil Corp. has changed its name to Enhanced Oil Resources. Enhanced is an entity (i) that accounted for more than 10% of our revenue in fiscal 2007 and will likely account for more than 10% of our revenue in fiscal 2008 and (ii) for which Mr. Thompson serves as a director.

NOTE 5 - STOCKHOLDERS EQUITY

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

For the three months ending February 29, 2008 Forster issued the following shares:

•	Issued 305,992 shares for debt totaling $380,432.
•	592,500 shares in payment of outstanding interest.
•	Issued warrants for extension of debt valued at $576,715 Using the black-scholes valuation model

The Company converted $2,400,000 of debt, interest and finance charges to stock for which the shares have not been issued as of February 29, 2008. The entire amount was recorded to additional paid in capital.

NOTE 6 – CONCENTRATIONS

Forster provides two primary services in the oil and gas industry: 1) contract land drilling services; and 2) refurbishment and sales of drilling rigs and rig parts. Forster’s refurbishment operations are located in Odessa, Texas. As of February 29, 2008, Forster provided contract drilling services to three customers, one rig drilling pursuant to a day rate contract in New Mexico, a rig drilling pursuant to a day rate contract in Arizona and a subcontracted well(s) in the Permian Basin. As of February 29, 2008, 100% of contract drilling revenues and total revenues were derived from three customers.

NOTE 7 - RELATED PARTY TRANSACTIONS

In April 2007, Forster received advances totaling $185,550 from trusts controlled by a major shareholder and officer of Forster as well as from an entity controlled by the same shareholder and officer. In June 2007, $70,800 of these advances were repaid leaving a balance unpaid at February 29, 2008 of $114,750.

During the three months ended February 29, 2008, Forster borrowed $375,000 from related parties. In the same period, Forster repaid related party debt in the amount of $195,500. As part of the related party debt, 272,045 shares of Forster common stock were issued in exchange for $190,432 and 117,763 shares for non-cash interest of $82,434.

During the three months ended February 29, 2008, a major shareholder and officer of the company agreed to convert $1,000,000 in loans into equity.

The office lease in Houston, Texas has been guaranteed by a major shareholder and a director of Forster.

NOTE 8 - SUBSEQUENT EVENTS

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

Overview

The Company has not generated any profits since its inception in March 2005 and has incurred significant operating losses. From an accounting standpoint, the financial statements of Forster Tool are the financial statements of the Company. The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Company’s financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

Revenues decreased from $1,430,880 for the three months ended February 28, 2007 to $679,021 for the three months ended February 28, 2008. Cost of sales increased from $782,962 for the three months ended February 28, 2007 to $950,782 for the three months ended February 28, 2008. Gross profit decreased from $647,918 for the three months ended February 28, 2007 to ($271,761) for the three months ended February 28, 2008.

Total operating expenses increased from $1,042,752 for the three months ended February 28, 2007 to $2,187,146 for the three months ended February 28, 2008. Rig refurbishment and related expenses decreased from $51,883 for the three months ended February 28, 2007 to $2,774 for the three months ended February 28, 2008. Depreciation and amortization expense increased from $133,736 for the three months ended February 28, 2007 to $180,608 for the three months ended February 28, 2008. Consulting and professional fees increased from $434,757 for the three months ended February 28, 2007 to $1,427,702 for the three months ended February 28, 2008. Other general and administrative expenses increased from $414,667 for the three months ended February 28, 2007 to $559,181 for the three months ended February 28, 2008.

Operating loss increased from ($394,834) for the three months ended February 28, 2007 to ($2,458,907) for the three months ended February 28, 2008. Other expenses increased from $443,469 for the three months ended February 28, 2007 to $2,894,041 for the three months ended February 28, 2008. Substantially all of the interest expense is comprised of non-cash charges related to the Company’s financings activities. Net loss increased from ($832,243) for the three months ended February 28, 2007 to ($5,352,947) for the three months ended February 28.

Net cash flow from operations decreased from $524,731 that was provided from operating activities for the three months ended February 28, 2007 to $2,221,468 that was used in operating activities for the three months ended February 28, 2007. Net cash used in investing activities increased from $3,070,224 for the three months ended February 28, 2007 to $2,841,931 for the three months ended February 28, 2008. Net cash provided by financing activities increased from $2,521,214 for the three months ended February 28, 2007 to $5,078,820 for the three months ended February 28, 2008.

Liquidity

Historical Financial Data

At February 28, 2008, we had total current assets of $672,996, total current liabilities of $9,181,203, long-term liabilities of $6,907,399 and a working capital deficit of $8,508,207. In January 2008, the Company raised net proceeds of approximately $5,000,000 through the issuance of long-term debentures (“January Financing”).

Pursuant to the January Financing, the Company entered into financing arrangements and executed $4,805,000 10% Senior Secured Notes (the “Senior Secured Notes”) and $1,215,000 17% Subordinated Notes (the “Subordinated Notes”) (collectively, the “Notes”) in the aggregate principal amount of $6,020,000. The Senior Secured Notes were issued under an Indenture of Trust (the “Senior Indenture") between the Company and First Security Bank, Searcy, Arkansas, as the trustee therein ("Senior Note Trustee"), and the Subordinated Notes were issued under an Indenture of Trust (the “Subordinated Indenture”) between the Company and Bank of the Ozarks, Little Rock, Arkansas, as the trustee therein (“Subordinated Note Trustee”). The Trustees entered into an Intercreditor Agreement governing the respective priorities of the Senior Secured Notes and the Subordinated Notes. The net proceeds of the Notes (approximately $5,000,000) were used to retire and refinance certain outstanding indebtedness of the Company, capital expenditures to complete the manufacturing of and deploy Rig 12 and for general working capital purposes.

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

Need for Additional Capital

As of February 28, 2008, the Company had approximately $6,907,399 in long-term debt and approximately $9,181,203 in other current liabilities. The Company is required to utilize 75% of the net revenues generated from drilling contracts entered into by the Company associated with Rigs 12, 15, 22 and 41 to retire the January Financing. Management intends to use the remaining 25% of such net revenues, along with proceeds from additional debt or equity financings, to fund the Company’s business operations for the remainder of this current fiscal year. The Company will need to raise additional capital in fiscal 2008 to fund operations as follows: (i) up to approximately $7 million to retire current liabilities; (ii) amounts necessary to supplement the 25% of net revenues remaining after the payments to retire the January Financing, which as of the date hereof we are unable to estimate; and (iii) amounts that will be needed to acquire component rig parts to expand our fleet of rigs. We have no credit facilities in place, nor do we have any firm commitments for equity capital investments; accordingly, we will rely on best efforts financings to fund operations in fiscal 2008. The Company provides no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations. The Company’s viability is contingent upon its ability to receive external financing. Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Off-Balance Sheet Arrangements

As of February 28, 2008, the Company had no off-balance sheet arrangements.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2008. In connection with the audit of Forster’s consolidated financial statements for the quarter ended February 28, 2008, our independent registered public accountants, LBB & Associates Ltd., LLP, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected.”

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

Changes in Internal Control Over Financial Reporting

There has been no significant change in Forster Drilling’s internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended February 28, 2008, that has materially affected, or is reasonably likely to materially affect, Forster Drilling’s internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

The Company is from time to time a defendant (actual or threatened) in certain lawsuits and claims encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has not made any issuances of common stock during the first quarter ended February 28, 2008 that were not reported in its annual report filed with the Securities and Exchange Commission on March 14, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by F. E. Forster, III, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Garrick Clayton, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by F. E. Forster, III, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Garrick Clayton, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FORSTER DRILLING CORPORATION

By:	/s/ F. E. FORSTER, III
F. E. Forster, III, Chief Executive Officer

Date: April __, 2008

Signature	Title	Date

/s/ F. E. FORSTER, III	Chairman of the Board and	April __, 2008
F. E. Forster, III	Chief Executive Officer

/s/ GARRICK CLAYTON	Chief Financial Officer	April __, 2008
Garrick Clayton

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by F. E. Forster, III, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Garrick Clayton, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by F. E. Forster, III, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Garrick Clayton, Chief Financial Officer