Form 10QSB/A
period 2008-02-29
FORSTER DRILLING CORP
filed 2008-05-07
CIK 744667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

The Registrant’s common stock outstanding as of April 21, 2008, was 48,500,232 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

EXPLANATORY NOTE

Forster Drilling Corporation. (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A (this “Amendment”) to its Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 2008, which was originally filed on April 21, 2008 (the “Original Filing”), to reflect the effect of the restatement of its unaudited financial statements for the quarter ended February 29, 2008.  This amendment is being filed to properly record certain reclassifying entries for financial reporting purposes.  As a result of the restated numbers for the quarter ended February 29, 2008, certain amounts from the November 30, 2007 and February 28, 2007 periods have been reclassified in order to conform to the current period presentation.  The Company’s balance sheet was not impacted by these entries.  Note 9 presents the accounts impacted by this restatement.  Additionally, the Company included additional information related to stockholders equity in Note 5 to properly disclose related party activity relating to stockholders’ equity.

For the convenience of the reader, this amended Quarterly Report on Form 10−QSB/A sets forth the Original Filing in its entirety, as amended where necessary, to reflect the restatement. The following Items have been amended as a result of, and to reflect, the restatement:

Part I – Item 1 –Financial Statements (unaudited)
Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II − Item 6 – Exhibits

Information not affected by the corrections as described in Note 9 to the consolidated financial statements remain unchanged and reflect the disclosures made at the time of the original filing of the Quarterly Report on Form 10−QSB filed on April 21, 2008.

Forster Drilling Corporation

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements of Forster Drilling Corporation required to be filed with this 10-QSB/A Quarterly Report were prepared by management and commence on the following page, together with the related notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of Forster Drilling Corporation.

This amendment is being filed to properly record certain reclassifying entries for financial reporting purposes. The Company’s balance sheet was not impacted by these entries. Note 9 presents the accounts impacted by this restatement.

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

Commitment

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

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ending February 29, 2008	Three months ending February 28, 2007
	(Restated)
REVENUES	$679,021	$1,430,880

COST OF SALES	570,108	782,962

GROSS PROFIT	108,913	647,918

GENERAL & ADMINISTRATIVE EXPENSES	2,760,360	1,042,752

OPERATING LOSS	(2,651,447)	(394,834)

OTHER EXPENSES:
Other expenses	(159,913)	(2,100)
Interest expense	(2,541,588)	(441,309)

NET LOSS	$(5,352,948)	$(838,243)

Basic and diluted net loss per share	$(0.11)	$(0.02)

Weighted average common shares outstanding	46,844,494	40,448,101

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ending February 29, 2008	Three months ending February 28, 2007
Cash flows from operating activities:
Net loss	$(5,352,948)	$(838,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	108,625
Amortization of beneficial conversion feature	-	153,939
Amortization of debt discount	246,518	210,916
Bad debt expense	331,200	-
Depreciation & amortization expense	180,608	133,734
Interest paid with common stock and warrants	1,472,457	19,183
Changes in:
Trade accounts receivable	(274,793)	200,000
Prepaid insurance and other current assets	203,964	91,256
Other assets	163,264	(30,612)
Accounts payable	616,734	315,205
Deferred revenue	-	9,120
Accrued liabilities & other liabilities	221,528	151,608
Net cash provided by (used in) operating activities	(2,191,468)	524,731

Cash flows from investing activities:
Purchases of property and equipment	(2,841,931)	(3,070,224)
Net cash used in investing activities	(2,841,931)	(3,070,224)

Cash flows from financing activities:
Proceeds from notes payable to related parties	375,000	-
Proceeds from notes payable	8,695,000	3,114,750
Advances from customers	-	480,000
Payments on notes payable to related parties	(195,500)	(60,000)
Payments on notes payable	(3,825,680)	(1,013,536)
Net cash provided by financing activities	5,048,820	2,521,214

Increase (decrease) in cash and cash equivalents	15,421	(24,279)
Cash and cash equivalents, beginning of period	15,831	24,279
Cash and cash equivalents, end of period	$31,252	$-

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	28,561

Non-cash investing and financing activities:
Debt paid with common stock	$380,432	$805,500
Conversion of notes payable to equity	1,700,000	-
Purchased drilling rig parts with note payable to seller	-	58,750
Discount on notes payable	-	527,800
Discount on notes for beneficial conversion feature	-	552,813

The accompanying notes are an integral part of these consolidated financial statements.

FORSTER DRILLING CORPORATION
Notes to Consolidated Financial Statements
February 29, 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statement of Forster Drilling Corporation (“Forster”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-KSB filed on March 14, 2008 and incorporated herein by reference. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

Certain amounts from the November 30, 2007 and February 28, 2007 periods have been reclassified in order to conform to the current period presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Forster incurred a net loss of $5,352,948 during the quarter ended February 29, 2008 and had a working capital deficit of $8,508,207 as of February 29, 2008. These conditions raise substantial doubt as to Forster's ability to continue as a going concern. Management intends to raise additional capital through anticipated debt and equity offerings. The financial statements do not include any adjustments that might be necessary if Forster is unable to continue as a going concern.

NOTE 3 – PROPERTY & EQUIPMENT

Included in property and equipment at February 29, 2008 was non-depreciable construction in process of $893,772.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at February 29, 2008:

Unsecured notes payable to related party trusts, principal and interest at 10% per annum payable on maturity dates ranging from August 2008 through November 2008	$428,889

Unsecured notes payable to related parties, principal and interest at 10% per annum payable November 2009	401,748

Total notes payable to related parties	830,637

Less current maturities of notes payable to related parties	(428,889)

Notes payable to related parties, net of current maturities	$401,748

NOTE 5 - NOTES PAYABLE

Notes payable at February 29, 2008 consists of:

In January 2008, Forster entered into financing arrangements and executed $4,805,000 10% senior secured notes and $1,215,000 17% subordinated notes for total new financing of $6,020,000. (1)	$6,020,000

Unsecured convertible notes payable issued in 2007 to third parties, interest at 12% per annum payable at maturity, maturing at various dates through the first three quarters of fiscal year 2008, net of unamortized discount of $374,288.	1,748,230

Notes payable to third parties, personally guaranteed by an officer of Forster, interest at 10% per annum payable at maturity. These notes were delinquent as of April 30, 2008.	725,000

Note payable to Sterling Bank, secured by a first lien deed of trust on Odessa real property, incurs interest at an annual rate of prime plus 1% and will mature on October 11, 2011, due in 59 monthly payments of approximately $1,333 plus interest and one balloon payment of $161,353 plus any unpaid accrued interest upon maturity	145,247

Note payable to Independence Bank, collateralized by company vehicle, interest at 8.5% per annum, matures on July 28, 2009, due in 36 monthly paymentsof approximately $935	17,354

Note payable to Daimler Chrysler, collateralized by company vehicle, interest at 8.7% per annum, matures in June 2011, due in 60 monthly payments of approximately $697	25,040

Unsecured installment note payable to insurance finance Company, monthly payments of $65,795, including interest at 8.5% per annum, payable through June, 2008	237,655

Note payable to third party, for the purchase of rig 42, principal and interest at 10% per annum payable on December 31, 2007 (2)	1,650,000

Total notes payable	10,568,526

Less current maturities	(4,062,875)

Notes payable, net of current maturities	$6,505,651

Additional information on notes payable

(1)  In January 2008, Forster entered into financing arrangements and executed $4,805,000 10% Senior Secured Notes and $1,215,000 17% Subordinated Notes for total new financing of $6,020,000. The notes mature January 15, 2013 but Forster has the right to redeem the notes, in whole or in part, after April 15, 2008.The notes are secured by certain drilling equipment and work in progress as well as interest in certain revenue from drilling contracts entered into by Forster. Interest payments on the debt are due on January 15, April 15, July 15 and October 15 of each year. The new funds were used to pay off all existing bank debt at the date of the transaction, various convertible note holders, a debt with Enhanced Oil Resources as well as various accounts payables and fees associated with the transaction. The April 15, 2008 interest payment on these notes is delinquent as of April 30, 2008.

(2)  In December 2007, Forster completed the purchase of a Gardner Denver drilling rig in the amount of $1,650,000. As part of this transaction, Forster borrowed $1,450,000 from Ridgeway Arizona Oil Corp. The note bears an interest rate of 10% and the principle and accrued interest are due December 31, 2007. The rig purchased is committed to a ten well drilling program with Ridgeway Arizona Oil Corp calling for a day rate of $10,500 per day. The daywork drilling contract was executed November 28, 2007 with the drilling program to commence mid December. The note has not been paid as of February 29, 2008. Ridgeway Arizona Oil Corp. has changed its name to Enhanced Oil Resources. Enhanced is an entity (i) that accounted for more than 10% of Forster’s revenue in fiscal 2007 and will likely account for more than 10% of Forster’s revenue in fiscal 2008 and (ii) for which Mr. Thompson serves as a director.

NOTE 6 - STOCKHOLDERS EQUITY

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

For the three months ending February 29, 2008 Forster issued the following shares:

•	Issued 305,992 shares for debt totaling $380,432, which includes $190,432 of debt from a related party.
•	592,500 shares in payment of outstanding interest of $297,563, which includes $106,642 of interest paid to a related party.
•	Issued warrants for extension of debt valued at $576,715 using the black-scholes valuation model.
•
The Company converted $2,400,286 of debt, interest and finance charges to stock for which the shares have not been issued as of February 29, 2008. The entire amount was recorded to additional paid in capital. The $2,400,286 includes interest and finance charges of $598,179.

NOTE 7 – CONCENTRATIONS

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

NOTE 8 - RELATED PARTY TRANSACTIONS

In April 2007, Forster received advances totaling $203,492 from trusts controlled by a major shareholder and officer of Forster as well as from an entity controlled by the same shareholder and officer. In June 2007, $71,050 of these advances were repaid leaving a balance unpaid at February 29, 2008 of $132,442.

During the three months ended February 29, 2008, Forster borrowed $375,000 from related parties. In the same period, Forster repaid related party debt in the amount of $195,500. As part of the related party debt, 244,144 shares of Forster common stock were issued in exchange for $190,432 and 136,720 shares for non-cash interest of $106,642.

During the three months ended February 29, 2008, a major shareholder and officer of the company agreed to convert $1,400,000 in loans into equity.

The office lease in Houston, Texas has been guaranteed by a major shareholder and a director of Forster.

NOTE 9 - SUBSEQUENT EVENTS

On March 1, 2008, the Company issued 800,000 shares of Company common stock and a two-year warrant to purchase 408,882 shares of Company common stock at a price of $1.00 per share to an individual as consideration for the cancellation of $400,000 in outstanding indebtedness.

NOTE 10 – RESTATEMENT

The Company has restated the consolidated statement of operations for the three months ending February 29, 2008 to reflect reclassification entries recorded to properly present cost of sales, gross profit, and general and administrative expenses. Additionally, amounts previously reported on rig refurbishment expenses, depreciation & amortization expense, taxes and consulting & professional fees for the three months ended February 29, 2008 have been grouped with general and administrative expenses. The balances for the three months ended February 28, 2007 have been similarly reclassified for consistency purposes. The restatement is as follows:

	As previously stated		As Restated
Three months ended 2/29/2008	THREE MONTHS ENDED	Increase	THREE MONTHS ENDED
	2/29/2008	(Decrease)	2/29/2008

Revenues	$679,021	$-	$679,021
Cost of sales	(950,782)	380,674	(570,108)
Gross Profit	(271,761)	380,674	108,913
General and administrative expenses	(2,187,146)	(573,214)	(2,760,360)
Operating loss	(2,458,907)	(192,540)	(2,651,447)
Other expense	(150,824)	(9,089)	(159,913)
Interest expense	(2,743,217)	201,629	(2,541,588)
Net loss	$(5,352,948)	$-	$(5,352,948)

NOTE 11 - COMMITMENT

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

Forward Looking Statements

This quarterly report contains forward-looking statements about the business, financial condition and prospects of Forster Drilling Corporation ("we," "our" or the "Company"), that reflect management's assumptions and beliefs based on information currently available. Additionally, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements." Such statements are qualified in their entirety by reference to and are accompanied by the below discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Overview

The Company has not generated any net income since its inception in March 2005 and has incurred significant operating losses. From an accounting standpoint, the financial statements of Forster Tool are the financial statements of the Company. The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Company’s financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

Revenues decreased from $1,430,880 for the three months ended February 28, 2007 to $679,021 for the three months ended February 29, 2008. Cost of sales decreased from $782,962 for the three months ended February 28, 2007 to $570,108 for the three months ended February 29, 2008. Gross profit decreased from $647,918 for the three months ended February 28, 2007 to $108,913 for the three months ended February 29, 2008.

Total general and administrative expenses increased from $1,042,752 for the three months ended February 28, 2007 to $2,760,360 for the three months ended February 29, 2008.

Operating loss increased from $394,834 for the three months ended February 28, 2007 to $2,651,447 for the three months ended February 29, 2008. Other expenses increased from $443,409 for the three months ended February 28, 2007 to $2,701,501 for the three months ended February 29, 2008. Substantially all of the interest expense is comprised of non-cash charges related to the Company’s financings activities. Net loss increased from $832,243 for the three months ended February 28, 2007 to $5,352,948 for the three months ended February 29, 2008.

Net cash flow from operations decreased from $524,731 that was provided from operating activities for the three months ended February 28, 2007 to $2,191,468 that was used in operating activities for the three months ended February 29, 2008. Net cash used in investing activities increased from $3,070,224 for the three months ended February 28, 2007 to $2,841,931 for the three months ended February 29, 2008. Net cash provided by financing activities increased from $2,521,214 for the three months ended February 28, 2007 to $5,048,820 for the three months ended February 29, 2008.

Liquidity

Historical Financial Data

At February 29, 2008, we had total current assets of $672,996, total current liabilities of $9,181,203, long-term liabilities of $6,907,399 and a working capital deficit of $8,508,207. In January 2008, the Company raised net proceeds of approximately $5,000,000 through the issuance of long-term debentures (“January Financing”).

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

Need for Additional Capital

As of February 29, 2008, the Company had $10,568,526 in notes payable and $5,118,328 in other current liabilities. The Company is required to utilize 75% of the net revenues generated from drilling contracts entered into by the Company associated with Rigs 12, 15, 22 and 41 to retire the January Financing. Management intends to use the remaining 25% of such net revenues, along with proceeds from additional debt or equity financings, to fund the Company’s business operations for the remainder of this current fiscal year. The Company will need to raise additional capital in fiscal 2008 to fund operations as follows: (i) up to approximately $7 million to retire current liabilities; (ii) amounts necessary to supplement the 25% of net revenues remaining after the payments to retire the January Financing, which as of the date hereof we are unable to estimate; and (iii) amounts that will be needed to acquire component rig parts to expand our fleet of rigs. We have no credit facilities in place, nor do we have any firm commitments for equity capital investments; accordingly, we will rely on best efforts financings to fund operations in fiscal 2008. The Company provides no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations. The Company’s viability is contingent upon its ability to receive external financing. Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Off-Balance Sheet Arrangements

As of February 29, 2008, the Company had no off-balance sheet arrangements.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 29, 2008. In connection with the review of Forster’s consolidated financial statements for the quarter ended February 29, 2008, our independent registered public accountants, LBB & Associates Ltd., LLP, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected.”

The deficiencies in our internal control relate to: (i) equity transactions, specifically, the failure to properly record issuances of stock, and the failure to properly itemize equity transactions in the statement of stockholders’ equity; (ii) debt transactions, specifically, the failure to properly record beneficial conversion features and inducements;  (iii) general controls relating to acquisition of rig component parts, specifically establishing a budget for the purchase of component parts and labor, cost comparison relating to the acquisition of component parts, identification and confirmation of the receipt of component parts, and final approval of payment by appropriate personnel; and (iv) general controls relating to the approval and reimbursement process associated with travel expenses of our employees. The unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in the November 30, 2007 Form 10-KSB. We are in the process of improving our internal controls over accounting for equity and debt transactions and related disclosures and our general budgeting and process controls in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Forster’s management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective.

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

Changes in Internal Control Over Financial Reporting

There has been no significant change in Forster Drilling’s internal control over financial reporting that was identified in connection with our evaluation that occurred during the quarter ended February 29, 2008, that has materially affected, or is reasonably likely to materially affect, Forster Drilling’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has not made any issuances of common stock during the first quarter ended February 29, 2008 that were not reported in its annual report filed with the Securities and Exchange Commission on March 14, 2008.

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

FORSTER DRILLING CORPORATION

By:	/s/ F. E. FORSTER, III
F. E. Forster, III, Chief Executive Officer

Date: May 6, 2008

Signature	Title	Date

/s/ F. E. FORSTER, III	Chairman of the Board and	May 6, 2008
F. E. Forster, III	Chief Executive Officer

/s/ GARRICK CLAYTON	Chief Financial Officer	May 6, 2008
Garrick Clayton

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by F. E. Forster, III, Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Garrick Clayton, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by F. E. Forster, III, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Garrick Clayton, Chief Financial Officer